Form 10QSB
period 2003-09-30
INVICTA GROUP INC
filed 2003-11-10
CIK 1212570

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______


                               INVICTA GROUP INC.
                              -------------------
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                         91 205 1923
          ------                                         -----------
(State of  incorporation)                     (IRS Employer identification No.)


                9553 Harding Avenue, Miami Beach,, Florida 33154
                ------------------------------------------------
                    (Address of principal executive offices)

                                (305) 866- 6525
                                ---------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of November 10, 2003: 31,732,200 shares

Number of shares of preferred stock outstanding as of November 10, 2003: None


                              INDEX TO FORM 10-QSB
                              --------------------

                                                                       Page No.
                                                                       --------
PART I
------

ITEM 1.     Financial Statements
            --------------------

            Balance Sheet - September 30, 2003                                1
            Statements of Operations - Three and 9 months Months Ended
            September 30, 2003                                              2-3
            Statements of Cash Flows - 9 Months Ended
            September 30, 2003                                              4-5

            Notes to Financial Statements                                  6-11

ITEM 2.     Management's Discussion and Analysis                          12-14

ITEM 3.     Quantitative and Qualitative Disclosures on Market Risk          15

ITEM 4.     Controls and Procedures                                          15

PART II
-------

ITEM 1.     Legal Proceedings                                                16

ITEM 2.     Changes in Securities                                            16

ITEM 3.     Defaults Upon Senior Securities                                  16

ITEM 4.     Submission of Matters to a Vote of Security Holders              16

ITEM 5.     Other Information                                                16

ITEM 6.     Exhibits                                                         17





                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDING SEPTEMBER 30, 2003


                               INVICTA GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                              SEPTEMBER 30,
                                                                  2003
                                                               ----------
                                        ASSETS
Current assets:
   Cash and cash equivalents                                   $    7,687
   Accounts Receivable                                             10,190
   Notes Receivable                                                 5,500
                                                               ----------
      Total current assets                                         23,377
                                                               ----------

Property and equipment, net of accumulated depreciation
  of $13,256, and $21,466.                                          7,232

Other assets:
   Intangible assets, net of accumulated
     amortization of $ 35,609 and $79,109.                        183,490
                                                               ----------
                                                               $  214,099
                                                               ==========

                         LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                            $    8,013
   Notes payable                                                  117,107
   Loans from shareholders - current portion                      107,000
   Deferred officer compensation                                  526,792
                                                               ----------
      Total current liabilities                                   758,912
                                                               ----------


Long-term debt
   Loans from shareholders  - long term portion                   254,071
   Convertible Debenture                                           25,000

Shareholder's equity:
   Common stock, par value $ .001, 90,000,000 shares
     authorized, 31,732,200 issued and outstanding                 31,732

   Additional paid in capital                                     499,322
   Retained earnings                                           (1,354,938)
                                                               ----------
      Total shareholder's equity                                 (823,884)
                                                               ----------
                                                               $  214,099
                                                               ==========



                               INVICTA GROUP INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                         NINE MONTHS   NINE MONTHS     QUARTER       QUARTER
                            ENDING        ENDING        ENDING        ENDING
                         SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                            2002          2003          2002          2003
                         ----------    ----------    ----------    ----------

Revenues earned          $    9,833    $   14,906    $    8,791    $    1,480

Selling, general, and
  Administrative expenses   311,258       425,103       138,776       147,191
                         ----------    ----------    ----------    ----------

Operating loss             (301,425)     (410,197)     (129,985)     (145,711)

NET LOSS                   (301,425)     (410,197)     (129,985)     (145,711)
                         ==========    ==========    ==========    ==========

Net loss per share      ($    0.010)  ($    0.013)  ($    0.004)  ($    0.005)
                         ==========    ==========    ==========    ==========

Weighted average shares
  outstanding            30,085,200    31,732,200    30,085,200    31,732,200




                               INVICTA GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                 NINE MONTHS    NINE MONTHS
                                                   ENDING         ENDING
                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                    2002           2003
                                                 ----------     ----------
Cash flows from operating activities:
   Net income                                    $ (301,425)    $ (410,197)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation & amortization                    24,040         38,400
      Stock issued for services
      Changes in assets and liabilities:
         Accounts receivable and prepaid expenses    30,000         24,310
         Accrued expenses                           165,000        262,000
         Accounts payable & accrued liabilities       7,227        (30,455)
                                                 ----------     ----------
                                                    (75,158)      (115,942)
                                                 ----------     ----------

Cash flows used in investing activities:
   Capital asset expenditures                                         (600)

Cash flows used in financing activities:
   Proceeds from long term debt                      16,200        196,103
   Proceeds from sale of comon stock                 82,500            800
   Payments on long term debt                       (26,136)       (77,202)
                                                 ----------     ----------
                                                     72,564        119,701
                                                 ----------     ----------

Net change in cash and cash equivalents              (2,594)         3,159

Cash and cash equivalents, beginning of period
                                                      5,579          4,528
                                                 ----------     ----------

Cash and cash equivalents, end of period         $    2,985     $    7,687
                                                 ==========     ==========

SUPPLEMENTAL DISCLOSURE:
   Interest expense paid                         $        0     $        0
                                                 ==========     ==========



NOTE  1:     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization
The Company was organized June 1, 2000 under the laws of the State of Nevada. The Company specializes in the travel and entertainment industry, and is focusing on the acquisition of various travel and entertainment entities, operating as independent entities, and capitalizing on marketing and operational efficiencies.

On July 2, 2002, at a meeting of the Board of Directors, the Board approved amending its Articles of Incorporation. These amendments were approved by a majority vote of the stockholders. The Company authorized changing its common stock authorized, 1000 shares, $0.01 par value, to 90,000,000 shares, common stock par value $0.001. Additionally, the Company authorized 10,000,000 Preferred shares.

Principles of Consolidation
The consolidated financial statements include the accounts of the company and the following wholly owned subsidiary. All material inter-company transactions have been eliminated.

Subsidiary's Name              Business Activity
-----------------              -----------------

Casino Rated Players, Inc.     Casino representative company offering comp rooms
                               to rated players. The Company revenues are a percentage of the amount of income the Casino earns from the rated player. The Casino tracks the play of the rated player to determine its gross income, and the Company then is paid its contractual percentage based on that income, realized at the time of play.

Basis of Accounting
The accompanying consolidated financial statements are prepared using the accrual basis of accounting where revenues are recognized when earned and expenses are recognized when incurred. This basis of accounting conforms to generally accepted accounting principles.

Fixed assets
Fixed assets are carried at cost. The company provides depreciation over the estimated useful lives of fixed assets using the straight line method. Upon retirement or sale of fixed assets, their net book value is removed from the accounts and the difference between such net book value and proceeds received is income or loss. Expenditures for maintenance and repairs are charged to income while renewals and betterment's are capitalized.



                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDING SEPTEMBER 30, 2003

NOTE  1:     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Estimated useful lives are as follows:
                    Furniture                 7 years
                    Office equipment          5 years

Income taxes
The Company has adopted SFAS 109. The Company has not made a provision for income tax purposes due to incurring losses since inception. The net losses of approximately $830,000 can be carried forward to offset future taxable income. The net operating loss carry-forward begin expiring in 2017.

Intangible assets
The Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under those rules, long-lived assets are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

Net income per share
The company has adopted of SFAS 128, Earnings per Share issued by the Financial Accounting Standards Board.

Net loss per share was computed based on the weighted average number of shares outstanding during the periods presented.


NOTE  2:     MANAGEMENT PLANS REGARDING LIQUIDITY AND OPERATIONS

The Company's management is currently attempting to market and sell the Company's common shares to individual investors in order to provide cash for continuing operations, and to fund acquisitions.

If the Company is unable to market and sell it shares of stock, it is unlikely that the Company will be able to continue to fund operations from existing revenues. Management believes these efforts will allow the Company to become profitable, and allow it to continue as a going concern, however; there can be no assurances to that effect.


NOTE  3:     ACQUISITION OF BUSINESSES

Casino Rated Players, Inc.
On July 15, 2002, the Company acquired all of the common stock of Casino Rated Players, Inc. in exchange for 15,651,000 restricted shares of the Company's stock with a calculated value of $.005 per share resulting in a total purchase price of $78,255.



                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDING SEPTEMBER 30, 2003

Based on the resulting outstanding shares of the Company at the conclusion of the transaction, the former shareholders of Casino Rated


NOTE  3:     ACQUISITION OF BUSINESSES (CONTINUED)

Casino Rated Players, Inc. held a majority voting position in the combined company. Accordingly, based on the criteria of SFAS 141, the acquisition was accounted for as a reverse acquisition. All assets of Invicta Group, Inc. were recorded at fair market value, and all assets and liabilities of Casino Rated Players have been recorded at historical cost. The transaction resulted in a reduction of paid in capital and retained earnings of $356,965 to account for the elimination of the accumulated deficit of Invicta Group, Inc. and the elimination for the outstanding common stock of Casino Rated Players, Inc.

The following pro forma information is presented as required by SFAS 141 regarding the presentation of any period present in the financial statements. The following selected financial information is presented as if the transaction has occurred at the beginning of each period presented, and the operations were consolidated.

                                     Quarter Ending
                             Sept. 30, 2003    Sept. 30, 2002
                                       ----              ----

     Gross Revenues            $   8,791         $   1,480

     Net Income                $(129,985)        $(145,711)

     Earnings Per Share            (.004)            (.005)


NOTE  4:     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is carried at cost. The cost and related accumulated depreciation as of March 31, 2003 is summarized as follows:


     Office furniture and equipment                          $28,698

     Less accumulated depreciation and amortization           21,466
                                                             -------

     Total                                                   $ 7,232
                                                             =======


NOTE  5:     OPERATING LEASES

The Company leases office space for its operations on a month-to-month basis at $800 per month.



                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDING SEPTEMBER 30, 2003

Rent expense for the quarter ending September 30, 2003 and the quarter ended September 30, 2002 was $2,400, and $2,400 respectively.


NOTE  6:     INTANGIBLE ASSETS

Intangible assets consist of the following:


                    Software                           $100,000
                    Web-Site Development                117,658
                    Client List                          44,941
                                                       --------
                    Total                               262,599

                    Less Accumulated Amortization        79,109
                                                       --------
                                                       $183,490
                                                       ========


The company amortizes intangible assets using the straight-line method over a 5-year period for software, and a 7-year period for both web-site development, and client list.


NOTE  7:     DEFERRED OFFICER COMPENSATION

Amounts accrued for officer salaries, are based on the standard monthly officer salary. The deferred amounts are non-interest bearing. The Company intends to pay the deferred amounts from cash flow generated from operations. The Company intends to make payments on the deferred compensation balances when it has successfully raised $1,000,000 with its intended stock offering. Payments will be amortized over 18 months.


NOTE  8:     LONG TERM DEBT

Long term debt consist of the following:

     Notes Payable  - 90-day notes with an annual
       interest rate of 6%.  The notes automatically
       renew at the end of the 90-day period until
       paid.                                                $117,107

     Loans from shareholders - notes with a
       zero interest rate - payable in monthly payments
       over 18 months provided the
       Company is successful in selling a minimum
       of $1,000,000 of the Company's common stock.         $361,071
                                                            --------



                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDING SEPTEMBER 30, 2003


NOTE  8:     LONG TERM DEBT (CONTINUED)


Total long-term debt                                         478,178
     Less current maturities                                 224,107
                                                            --------
     Total long-term debt, less current maturities          $254,071
                                                            ========


     Scheduled long-term debt maturities as of March 31, 2003 are as follows:

     2003          $224,107
     2004           254,071
                   --------

                   $468,178
                   ========


NOTE  9:     CONVERTIBLE DEBENTURE

Convertible Debenture - The debenture, issued on August 7, 2003, is for a term of three years with interest at 10% and is convertible at $.30 per share. The debenture expires on December 31, 2003.


NOTE 10:     FAIR VALUES OF FINANCIAL INSTRUMENTS

All financial instruments are held or issued for purposes other than trading. The carrying amount of cash, accounts receivable, accounts payable and other current liabilities approximates fair value because of their short maturity. The carrying amount of notes payable, related party notes payable, convertible debentures, and capital lease obligations approximates their fair value based on current market interest rates offered by the company


NOTE 11:     RELATED PARTY TRANSACTIONS

The company has received various short-term advances from one of its primary shareholders. There is no interest on these advances. The Company intends to make payments on the shareholder advances when it has successfully raised $1,000,000 with its intended stock offering. Payments will be amortized over 18 months.


NOTE 12:     INNOVAPP SOFTWARE PURCHASE

In July 28, 2002, the Company acquired a unique proprietary software called "on the fly faring" from Innovapp. The software allows the Company to compare airfare prices from multiple sources on both the internet and major airline booking systems, allowing the Company to mark up or down fares in order to receive the best possible yield on tickets sold.

The software was acquired for two million shares of the Company's common stock, plus a royalty fee of 10% on sales of licensing agreements over the next five years. The shares were valued at $.05 per share, resulting in an effective purchase price of $100,000. The software is amortized ratably over a 5-year period.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
              LIQUIDITY AND FINANCIAL CONDITION SEPTEMBER 30, 2003


     Invicta Group began its business operations in July 2001 with advertising of discount air travel tickets in newspapers in South Florida, which resulted in limited sales beginning in September of that year made by telephone. See explanation below of accounting treatment of reverse acquisition which reflects no sales in 2001 based on the results of operations of Casino Rated Players.

Although it introduced its web site, dontpayfullfare.com, in January 2002, ticket sales have remained confined primarily to the telephone from inception to the date of this prospectus. In early 2002 Invicta Group initiated negotiations for the acquisition of its wholly-owned subsidiary, Casino Rated Players, which was completed on July 15, 2002.

     Casino Rated Players began its operations in July 2000, with sales of airline tickets and tour packages. Casino Rated Players introduced its web site, casinoratedplayers.com, in March 2001 but did not generate any commission revenues from casinos during that year. During 2001 and 2002, Casino Rated Players revenues were derived almost entirely from sale of airline tickets and general travel packages, and not from what was intended to be its primary focus ; the sale of casino tour packages and Players commissions. Casino Rated Players has not had funding to advertise.

During 2002, Casino Rated Players earned approximately $1,800 in casino commissions as a result of casino patrons who discovered Casinoratedplayers.com by doing their own web searches. Invicta Group intends to begin marketing Casino Rated Players casino travel package products when equity funding for that purpose can be obtained and, in that event, expects casino travel package products and Player's commissions to become a significant part of its business.

     The acquisition of Casino Rated Players by Invicta Group was treated as a reverse acquisition in which the subsidiary, Casino Rated Players, is the survivor for accounting purposes, even though Invicta Group is the survivor for legal purposes. Invicta Group issued 13,151,000 of its shares in exchange for the issued and outstanding shares of Casino Rated Players held by that company's stockholders and an additional one million shares to Mr. Forhan in payment of $500,000 in accrued and unpaid compensation due to him from that company.

     Mr. Forhan joined the management of Invicta Group. Accordingly, the results of operations prior to July 15, 2002 presented in the financial statements and discussed below are the results of Casino Rated Players only, which commenced its business on January 27, 2000. The following table presents information to assist the reader in understanding the historical operations conducted by each of Invicta Group and Casino Rated Players, separately, even though the information for Invicta Group prior to the acquisition is excluded from the financial statements presented in this prospectus as a result of the reverse acquisition accounting treatment.


                          INVICTA GROUP                CASINO RATED PLAYERS
                    ----------------------------  --------------------------
                                  6 months ended                 6 months
                     Year ended       June 30,     Year ended      June 30,
                    ------------- --------------  -------------- -----------
                    2001    2002       2003       2001     2002      2003
                    ----    ----       ----       ----     ----      ----
Revenues             $0    $6,445    $13,426    $439,234* $1,800    $1,042
Gross profit         $0    $6,445    $13,426    $ 33,315  $1,800    $1,042

* Primarily derived from sale of air travel and not the sale of casino packages.

     The following discussion and analysis should be read in conjunction with Invicta Group's financial statements included in this prospectus. Invicta Group also engaged in negotiations for the acquisition of another Internet-based travel company, but was unable to obtain a written letter of intent or acquisition agreement due to its inability to arrange funding for the proposed transaction.


RESULTS OF OPERATIONS:

Revenues:
---------

     Revenues for the 9 months ended September 30, 2003 were $14,906 as compared to revenues of $9,833 for the 9 months ended September 30, 2002. The revenues in both periods were derived principally from the sale of airline tickets. The primary reason for the increase in 2003 over 2002 was referral of new sales from current customers. Revenues are commissions on air tickets booked directly with airlines (eight percent), on hotel and motel rooms (eight to sixteen percent), on rental cars (ten percent), on cruises (sixteen to eighteen percent) and casino based travel (as described below). Revenues on air travel tickets purchased through airline consolidators are booked at the commission earned, not the gross sales price.

     Revenues for the three months ended September 30, 2003 were $1,480 and as compared to revenues of $8,791 for the three months ended September 30, 2002, respectively. Management believes the decrease in 2003 over 2002 is a result of no advertising budget in 2003.The revenues in both periods were derived principally from the sale of airline tickets.

     Invicta Group believes that an increase in its marketing expenditures will generate additional revenues. There is no assurance Invicta Group will be able to obtain the funding necessary to increase its expenditures for marketing or, if available, the amount of additional revenues increased marketing expenditures will generate.

Cost of Revenues:
-----------------

     Revenues are the net amount earned from airline tickets, car rentals, cruises and travel products. Revenues are the commission earned from these sources; resulting in revenues between 8% and 18% of the cost of the product sold to the consumer.

Expenses:
---------

     The major components of selling, general and administrative expenses for the 9 months ended September 30, 2003 and the 3 months ended September 30, 2003, in round numbers, are set forth in the following table.


                                        Year ended     September 30, 2003
                                 December 31, 2002    9 Months    3 Months
                                 -----------------    --------------------
Marketing                                $  17,200    $   3,400  $       0
Executive compensation                   $ 342,000    $ 270,000  $  90,000
Professional fees                        $  25,600    $  13,812  $   3,550
Amortization and depreciation            $  24,500    $  26,100  $  10,800
Automobile expense                       $  12,100    $  10,485  $   5,312
Insurance                                $   7,400    $   6,003  $   1,830
Rent                                     $  21,600    $   7,720  $   2,568
Telephone                                $  12,100    $   8,546  $   3,624
Misc. General Administrative             $  85,782    $  67,574  $  18,051


     The major components of expenses are general and administrative expense. The results for the 3 months and 9 ended September 30, 2003 were $147,191 and $425,103, respectively, versus $138,776 and $311,258 for September 30, 2002, respectively. The additional costs in 2003 are professional fees for the SB-2 Registration and the addition of the CEO's deferred compensation.

     As noted above, sales are driven by marketing. Invicta Group's business plan calls for an increase in marketing expense in 2003 and 2004. At the date of this prospectus, Invicta Group does not have funding for marketing expenses. Executive compensation has been accrued and not paid in 2001, 2002 and 2003. In the event Invicta Group is able to obtain additional funding, it plans to add personnel to implement the business plan.


Net Losses:
-----------

     Net loss increased for the 9 months ended September 30, 2003, to $410,197 compared to a net loss of $301,425 for the 9 months ended September 30, 2002. Net loss for the 3 months ended September 30, 2003, were $145,711 versus $129,985 for 3 months ended September 30, 2002. The increase in loss in the first 9 months of 2003 compared to the first 9 months of 2002 was principally due to additional deferred officer compensation of $180,000 in 2003. Without the ability to expand its marketing effort, Invicta Group expects losses to continue.

LIQUIDITY:
----------

     Invicta Group has not generated sufficient revenue in any period to carry its costs of operations, realizing a negative cash flow from operations. Invicta Group has derived its liquidity principally from a loan from Mr. Forhan, CEO in the amount of $320,671 in 2000, and $117,107 from Mr. Scott, COO in the third quarter 2003, the sale of its common stock by Invicta Group and Casino Rated Players for an aggregate of $493,700 thru 2002, and the deferred executive compensation of $526,792.
For the foreseeable future, Invicta Group expects to attempt a public or private sale of common stock in the future from which to derive sufficient liquidity for its pursue of the business plan.

CAPITAL RESOURCES:
------------------

     Invicta Group has substantially all the capital resources required to conduct its core business, consisting of its two web sites and search engine for air fares and casino, cruise and tour packages, and travel related services, such as rental cars and lodging accommodations. Day-to-day operations of the web sites require very limited personnel.

     Invicta Group does not have the capital resources, including cash ($7,687 at September 30, 2003), necessary to continue in business and expand it marketing activities, add personnel, expand its relationships with the providers of travel products and services and engage it a program of acquisitions of airline consolidators and casino representative companies, not to consider the acquisition of casino and hotel properties which comprise part of its business plan.

     Invicta Group does not have any arrangements for the sale of its common stock or for debt financing, in the alternative, to provide liquidity necessary for it to continue its business.

CONTROLS AND PROCEDURES:

     Invicta Group's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Invicta Group's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2002, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, Invicta Group's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to Invicta Group that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in Invicta Group's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.


PART II. OTHER INFORMATION
--------------------------

Item  1.     Legal Proceedings                                      None.

Item  2.     Changes in Securities                                  None.

Item  3.     Defaults Upon Senior Securities                        None.

Item  4.     Submission of Matters to a Vote of Security Holders    None.

Item  5.     Other Information
             Corporation approved by SEC to become effective 8/18/2003 Corporation approved by NASD to become trading OTCBB symbol:
             I V G A 10/22/03


Exhibit  99  -  Certifications  of  Management



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INVICTA GROUP INC.
                                        (Registrant)



Date:  November 10, 2003                /s/ WILLIAM FORHAN
                                        ------------------
                                        WILLIAM FORHAN
                                        Chief  Executive  Officer


Date:  November 10, 2003                /s/ David Scott
                                        ---------------
                                        David Scott
                                        Chief  Operating  Officer