Form 10KSB
period 2003-12-31
INVICTA GROUP INC
filed 2004-04-19
CIK 1212570

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2003.

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     ________________.

                       Commission File Number: 333-102555

                               INVICTA GROUP INC.
                               ------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             Nevada                                           91-2051923
(STATE OR OTHER JURISDICTION OF                             (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


                         9553 Harding Avenue, Suite 301
                              Miami Beach, FL 33154
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's  telephone  number,  including  area  code:  (305)  866-6525

Securities  Registered  Pursuant  to  Section  12(b)  of  the  Act:

     Common  Stock  par  value  $.001  per  share

Securities  Registered  Pursuant  to  Section  12(g)  of  the  Act:  None

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                                        -

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The issuer's revenues for its most recent fiscal year were approximately $7,800.

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask price of the Common Stock on the OTC Bulletin Board system on April 1, 2004 of $.08, was approximately $4,191,382. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

     The number of shares of common stock outstanding as of April 1, 2004 was 52,392,279.


                                TABLE OF CONTENTS

PART  I.                                                                 Page  1

     Item  1.     Business                                               Page  1
                  --------
     Item  2.     Properties                                             Page  1
                  ----------
     Item  3.     Legal  Proceedings                                     Page  4
                  ------------------
     Item  4.     Submission of Matters to a Vote of Security Holders    Page  4
                  ---------------------------------------------------

PART  II     Page  4

     Item  5.     Market  for Registrant's  Common Stock and
                  Related Stockholder Matters                            Page  4
                  ------------------------------------------
     Item  6.     Management's Discussion and Analysisof Financial
                  Condition and Results of Operations                    Page  6
                  ------------------------------------------------
     Item  7.     Financial  Statements                                  Page  9
                  ---------------------
     Item  8.     Changes in and Disagreements with Accountantson
                  Accounting and Financial Disclosure                    Page  9
                  -----------------------------------------------
     Item 8A.     Controls  and  Procedures                              Page  9
                  -------------------------

PART  III                                                                Page 10

     Item  9.     Directors and Executive Officers of the Registrant     Page 10
                  --------------------------------------------------
     Item 10.     Executive  Compensation                                Page 11
                  -----------------------
     Item 11.     Security Ownership of Certain Beneficial Owners
                  and Management and Related  Stockholder  Matters       Page 12
                  ------------------------------------------------
     Item 12.     Certain  Relationships  and  Related Transactions      Page 13
                  -------------------------------------------------
     Item 13.     Exhibits  and  Reports  on  Form  8-K                  Page 14
                  -------------------------------------
     Item 14.     Principal  Accountant  Fees  and  Services             Page 14
                  ------------------------------------------

FORWARD  -  LOOKING  STATEMENTS  AND  IMPORTANT FACTORS AFFECTING FUTURE RESULTS

     Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. They use words such as "anticipate", "believe", "expect", "estimate", "project", "intend", "plan", and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

     Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Many factors mentioned in the following discussion - for example, product development, competition, and the availability of funding - are important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

     We undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-QSB, 8-K, and 10-KSB reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties, and possibly inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us.

     The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

     Invicta Group began its business in July 2000 by offering airline tickets and other travel-related products and services over the telephone and has expended to offering them over the Internet. Invicta Group has not engaged in any other business. The travel related services include hotel rooms, car rentals, cruises, casino packages and vacation packages. Invicta Group's websites are located at www.dontpayfullfare.com and www.casinoratedplayers.com.
                         -----------------------     --------------------------
At these websites, Internet users can view and compare airfares and book airplane tickets, hotel rooms, car rentals, cruises, casino packages and vacation packages. As the on-line travel services industry continues to evolve and mature, Invicta Group believes consumers will increase their patronage of easy-to-use web sites that provide a broad range of travel services, including transportation, accommodations, activities, travel packages and travel-related content, as well as the ability compare prices. Invicta Group's "ontheflyfaring" proprietary search engine software includes these features. This software searches domestic and international published airfares and air consolidators' unpublished databases. Based on its search of the published and unpublished airfares, the software automatically calculates the price offered to the Internet user which is between Invicta Group's cost and the price the Internet user could obtain from most other sources on the Internet with whom Invicta Group competes, including fares offered directly by the air carriers, and it does this at a level which is designed to optimize Invicta Group's markup within the range between Invicta Group's cost and its competitors' pricing. As used in this description of Invicta Group's business, Invicta Group includes both the travel business and the casino package business, except where the two are distinguished by the context.


ITEM  2.  DESCRIPTION  OF  PROPERTY

DONTPAYFULLFARE.COM

     Invicta Group's Internet website is located at www.dontpayfullfare.com. Visitors to Invicta Group's website are greeted by a home page, from which users can select the type of travel product they desire. By clicking the desired menu item, visitors are guided through a series of screens that enable them to select the particular travel product(s) they are seeking and dates on which they desire to travel. Once the desired selections are made, visitors can obtain pricing information and make reservations for their selections. Payment can be made by most major credit cards.

     Invicta Group plans to add timeshares and vacation packages to its website and daily updates for travel specials.

     Invicta Group's web site was designed and is maintained for it by an independent third party, whose services Invicta Group secures on an as-needed basis, at prevailing hourly rates. The website is updated on a continuing basis to ensure that offerings are current. Invicta Group has expended approximately $35,000 on development of dontpayfullfare.com, or approximately seven hundred hours at a rate of $50 an hour, paid to a contract software developer during the period since its inception. Other than costs of maintenance and enhancement, Invicta Group does not anticipate expending any substantial amounts or hours on web site development in the future.

ONTHEFLYFARING  (TM)

     Invicta Group has purchased its ontheflyfaring search engine from an unrelated third-party software developer. The core of Invicta Group's web site software is the "ontheflyfaring" search engine. This search engine provides Invicta Group with access to airfares from published sources and from unpublished sources not available to the general public. dontpayfullfare.com displays these prices adjusted for Invicta Group's markup. Unpublished prices are generally those offered by airline consolidators. Airline consolidators are a major source of seats for Invicta Group's customers.

     Ontheflyfaring searches Airplan of Pittsburgh, Pennsylvania (Invicta acquired 2/18/04) and Picasso of Los Angeles, California, an airline consolidator with which Invicta Group maintains relationships based on Mr. Scott's long association with the company. The system enables ontheflyfaring to search up to fifteen databases for fares. Tickets purchased by Invicta Group's customers are booked through global reservation systems, including WorldSpan, and Sabre. Invicta Group ticket fulfillment is through Airplan, most airline reservations do not require a ticket; a confirmation number is use to purchase an E ticket at the airport counter

     Increasingly, in the competition for the travel customer, price and selection are the overwhelming factors in the decision to purchase. For this reason, airline consolidators have become increasingly popular sources for last minute and price conscious consumers. Airline consolidators contract for excess capacity and unsold seats from scheduled air carriers and resell those seats to travel agency customers at a markup generally specified by the travel agency on a ticket-by-ticket basis. There are currently about thirty large airline consolidators in the United States.

     The airline consolidators negotiate contracts for discounts directly with the airlines and suppliers of travel products and services. These contracts are difficult to obtain and are significant barriers to entry into the consolidation market. Access to consolidator airfares is critical to positioning Invicta Group to effectively compete in the travel market.

PRODUCTS  AND  SERVICES

     Invicta Group's dontpayfullfare.com website offers the following products and services to visitors:

     Air Line Tickets - Visitors can view and compare fares and purchase tickets
     ----------------
for domestic and international flights. Invicta Group displays airfares offered by major airline carriers worldwide.

     Hotel  Accommodations  -  Visitors  can  select  hotel  accommodations  by
     ---------------------
selecting their destination country, state/province and city, and viewing a list of properties available on the dates selected. Invicta Group offers hotel reservations through an affiliate program of CNG Group that enables it to sell hotel rooms online, worldwide.

     Car  Rentals  -  Invicta Group's website offers car rental services through
     ------------
Sabre  reservation  system.

     Cruises - This menu page on Invicta Group's website offers cruises from all
     -------
of the major cruise lines including Crystal Cruise Lines, Carnival Cruise Lines, Norwegian Cruise Lines and Royal Caribbean Lines. Invicta Group utilizes a third-party cruise booking engine.

     Casino  Packages  - Invicta Group offers discounted casino tour packages to
     ----------------
website  customers,  and  complementary  rooms  and  suites to qualified players through  its  subsidiary  Casino  Rated  Players;  www.casinoratedplayers.com
                                                   --------------------------

CASINO  RATED  PLAYERS

     On July 15, 2002, Invicta Group acquired Casino Rated Players. www.casinoratedplayers.com, Invicta Group offers gamblers with a history of gaming activity the opportunity to visit casino properties in the United States and the Caribbean Islands, and to obtain complimentary rooms, meals and other services. The availability and extent of complimentary products and services is dependent upon the gaming history of the player. In general, Invicta Group is compensated by the casino owner/operator based upon a percentage of the players' betting activity. The percentage of Invicta Group's compensation varies from casino to casino generally between ten and fifteen percent of the player's estimated average bet per hand multiplied by the estimated number of hands per hour of play in domestic casinos and ten to fifteen percent of the player's estimated loss at foreign casinos.

     Membership is free; however, if a guest fails to wager at the casino in which he is booked, he will be charged a service fee and discounted room fee. Members of Casino Rated Players can obtain reservations at over thirty casinos identified on www.casinoratedplayers.com in addition, Invicta Group's website at
              --------------------------
www.dontpayfullfare.com  includes  access to the products and services of Casino
-----------------------
Rated  Players.

     Invicta Group's web site was designed and is maintained for it by an independent third party, whose services Invicta Group secures on an as-needed basis, at prevailing hourly rates. The website is updated on a continuing basis to ensure that offerings are current. Invicta Group has expended approximately $82,000 on development of www.casinoratedplayers.com or approximately 1,640
                              --------------------------
hours at a rate of $50 an hour, paid to a contract software developer during the period since its inception. Other than costs of maintenance and enhancement, Invicta Group does not anticipate expending any substantial amounts or hours on web site development in the future.

GENERAL

     Invicta Group is authorized by its Articles of Incorporation to issue ninety million shares of common stock, par value $.001 per share, and ten million shares of preferred stock, par value $.001 per share.

COMMON  STOCK
-------------

     A total of 52.392,279 shares of common stock are issued and outstanding on the date hereof. Each of the common shares has the following rights:

1. To receive its equal share of dividends when the board decides to declare them from Invicta Group's funds, which can be legally used to pay dividends;

2. To receive its equal share of assets in a liquidation, dissolution or winding up of Invicta Group's affairs, after payment of all debts; and

3. To one vote on election of each director and each other matter submitted to a vote of stockholders. Stockholders do not have cumulative voting rights.

     The common stock does not carry a pre-emptive right to purchase additional common stock in the event Invicta Group issues more common stock or the right to convert into any other type of security Invicta Group may issue in the future. Invicta Group is not required to and has not set up any fund to repurchase its common stock. The shares of common stock now outstanding are fully paid, duly authorized and are legal issued and are not assessable.

PREFERRED  STOCK
----------------

     The board of directors is authorized to determine, without stockholder approval, the designations, rights, preferences, powers and limitations of Invicta Group's 10,000,000 shares of authorized preferred stock immediately prior to issuance of any preferred shares. Invicta Group has not issued any preferred shares.

TRANSFER  AGENT  AND  REGISTRAR
-------------------------------

     The transfer agent and registrar for Invicta Group's common stock is Florida Atlantic Stock Transfer, 7130 Nob Hill Road, Tamarac, FL 33321.

ITEM  3.  LEGAL  PROCEEDINGS.
          ------------------

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

    None.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market  for  the  Shares:

     Invicta Group's common stock quoted on the OTC Bulletin Board under the trading symbol of "IVGA". Quotations began on October 26, 2003. The high and low bid quotations for Invicta between that date and the date hereof have been [$.45 AND $.05 PER SHARE]. These quotations are inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

     Invicta Group's common stock is owned of record by approximately six hundred seventy five individual holders. Invicta Group has 3,882,656 outstanding options that can be exercised thru 1/6/09 for $.25 per share.
 The options are owned by Invicta management and were earned when they converted $620,000 of Deferred Compensation on 1/6/04. Invicta Group has 30,995,312 shares issued and outstanding that may be sold in the future pursuant to Rule 144 under the Securities Act. The balance of the 30,995,312 shares is entirely owned by Invicta Group's directors and officers and by Innovapp. See, "Principal Stockholders". Invicta Group does not have an obligation to register any of the balance of these shares. See Risk Factors".

     The offering price for the shares offered by Invicta was arbitrarily determined by Invicta Group and does not bear any relationship to Invicta Group's assets, earnings, book value or any other recognized criterion of value. The price at which the shares are actually sold is expected to be determined by negotiation between the buyer and Invicta Group based on then current market price, provided that the actual price must be within plus or minus ten percent of the offering price. The offering price is not an indication of and is not based upon Invicta Group's actual value, and should not be regarded as an indicator or the future market price for its shares.

     Invicta Group has never paid cash dividends on its common stock. Invicta Group intends to keep future earnings, if any, to finance the expansion of its business, and it does not anticipate that any cash dividends will be paid in the foreseeable future. Invicta Group's future payment of dividends will depend on its earnings, capital requirements, expansion plans, financial condition and other relevant factors. The board of directors has the sole authority to declare dividends.

GENERAL
-------

     Invicta Group is authorized by its Articles of Incorporation to issue ninety million shares of common stock, par value $.001 per share, and ten million shares of preferred stock, par value $.001 per share.

COMMON  STOCK
-------------

     A total of 52,392,279 shares of common stock are issued and outstanding on the date hereof. Each of the common shares has the following rights:

1. To receive its equal share of dividends when the board decides to declare them from Invicta Group's funds, which can be legally used to pay dividends;

2. To receive its equal share of assets in a liquidation, dissolution or winding up of Invicta Group's affairs, after payment of all debts; and

3. To one vote on election of each director and each other matter submitted to a vote of stockholders. Stockholders do not have cumulative voting rights.

     The common stock does not carry a pre-emptive right to purchase additional common stock in the event Invicta Group issues more common stock or the right to convert into any other type of security Invicta Group may issue in the future. Invicta Group is not required to and has not set up any fund to repurchase its common stock. The shares of common stock now outstanding are fully paid, duly authorized and are legal issued and are not assessable.

PREFERRED  STOCK

     The board of directors is authorized to determine, without stockholder approval, the designations, rights, preferences, powers and limitations of Invicta Group's 10,000,000 shares of authorized preferred stock immediately prior to issuance of any preferred shares. Invicta Group has not issued any preferred shares.

TRANSFER  AGENT  AND  REGISTRAR

     The transfer agent and registrar for Invicta Group's common stock is Florida Atlantic Stock Transfer, 7130 Nob Hill Road, Tamarac, FL 33321.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Acquisitions

     Invicta Group began its business operations in July 2001 with advertising of discount air travel tickets in newspapers in South Florida, which resulted in limited sales beginning in September of that year made by telephone. See explanation below of accounting treatment of reverse acquisition, which reflects no sales in 2001 based on the results of operations of Casino Rated Players. Although it introduced its web site, dontpayfullfare.com, in January 2002, ticket sales have remained confined primarily to the telephone from inception to the date hereof. In early 2002 Invicta Group initiated negotiations for the acquisition of its wholly owned subsidiary, Casino Rated Players, which was completed on July 15, 2002.

     Casino Rated Players began its operations in July 2000, with sales of airline tickets and tour packages. Casino Rated Players introduced its web site, casinoratedplayers.com, in March 2001 but did not generate any commission revenues from casinos during that year. During 2001 and 2002, Casino Rated Players revenues were derived almost entirely from sale of airline tickets and general travel packages, and not from what was intended to be its primary focus the sale of casino tour packages, which it has not had funding to advertise.
During 2002, Casino Rated Players earned approximately $1,800 in casino commissions as a result of casino patrons who discovered casinoratedplayers.com by doing their own web searches. Invicta Group intends to begin marketing Casino Rated Players casino travel package products when and if equity funding for that purpose can be obtained and, in that event, expects casino travel package products to become a significant part of its business.

     The acquisition of Casino Rated Players by Invicta Group was treated as a purchase in a reverse acquisition in which the subsidiary, Casino Rated Players, is the survivor for accounting purposes, even though Invicta Group is the survivor for legal purposes. Invicta Group issued 13,151,000 of its shares in exchange for the issued and outstanding shares of Casino Rated Players held by that company's stockholders and an additional one million shares to Mr. Forhan in payment of $500,000 in accrued and unpaid compensation due to him from that company. Mr. Forhan joined the management of Invicta Group. Accordingly, the results of operations prior to July 15, 2002 presented in the financial statements and discussed below are the results of Casino Rated Players only, which commenced its business on January 27, 2000. The following table presents information to assist the reader in understanding the historical operations conducted by each of Invicta Group and Casino Rated Players, separately, even though the information for Invicta Group prior to the acquisition is excluded from the financial statements presented in this report as a result of the reverse acquisition accounting treatment.

                       INVICTA  GROUP            CASINO  RATED  PLAYERS
                       --------------            ----------------------

                   2001     2002     2003        2001      2002       2003
Revenues            $0     $6,445   $7,806     $439,234*  $1,800       $0
Gross  profit       $0     $6,445   $7,806     $33,315    $1,800       $0

* Primarily derived from sale of air travel and not the sale of casino packages.

     The following discussion and analysis should be read in conjunction with Invicta Group's financial statements included in this report.

RESULTS  OF  OPERATIONS:

REVENUES
--------

     Revenues for the year ended December 31 2003 were $7,806 as compared to revenues of $8,245 for the year ended December 31, 2002. The revenues in both periods were derived principally from the sale of airline tickets. The primary reason for the decrease in 2003 over 2002 was the reduction of advertising. Revenues in 2002 were driven principally by marketing in the Sunday Travel section of the Miami Herald newspaper and in 2001 by yellow page and outdoor advertising. Revenues are commissions on air tickets booked directly with airlines (eight percent), on hotel and motel rooms (eight to sixteen percent), on rental cars (ten percent), on cruises (sixteen to eighteen percent) and casino based travel (as described below). Revenues on air travel tickets purchased through airline consolidators are booked at the commission earned, not the gross sales price.

     Invicta Group believes that an increase in its marketing expenditures will generate additional revenues.

COST  OF  REVENUES
------------------

     Revenues are the net amount earned from airline tickets, car rentals, cruises and travel products. Revenues are the commission earned from these sources; resulting in revenues between 8% and 18% of the cost of the product sold to the consumer.

EXPENSES
--------

     The major components of selling, general and administrative expenses for the twelve months ended December 31, 2003 and the twelve months ended September 30, 2002, in round numbers, are set forth in the following table.

                                     Year  ended            Year  ended
                                 December  31,  2002    December  31,  2003
                                 -------------------    -------------------
Advertising                          $  17,200               $   6,642
Executive  compensation              $ 342,000               $ 360,000
Professional  fees                   $  25,600               $ 155,640
Amortization  and  depreciation      $  24,500               $  33,265
Automobile  expense                  $  12,100               $  16,478
Insurance                            $   7,400               $   5,316
Rent                                 $  21,600               $   8,544
Telephone                            $  12,100               $  14,202
Asset  Impairment                                            $  95,000
Marketing                                                    $ 116,837
Misc.  General  Administrative       $  85,782               $ 101,284

     The major components of expenses are general and administrative expense. The results for the twelve months ended December 31, 2003 were losses of $905,402 versus losses of $548,282 for December 31, 2002. The additional costs in 2003 are professional fees ($155,640) for the SB-2 registration and financial reports, and the market awareness campaign of the new public company totaling $116,837.

     As noted above, sales are driven by marketing. Invicta Group's business plan calls for an increase in marketing expense in 2004 and 2005. At the date of this report, Invicta Group does not have funding for marketing expenses. Executive compensation has been accrued and not paid in 2001, 2002 and 2003. In the event Invicta Group is able to obtain additional funding, it plans to add personnel, which would significantly increase non-management compensation expense. See, "Invicta Group's Business - Personnel". Invicta Group made the acquisition of its ontheflyfaring software, custom Internet search engine software, from an unrelated third party for two million shares of its common stock valued at $100,000. Invicta Group expects to purchase another software package for $40,000 cash and $35,000 of stock in the near future. The company expects to have ongoing software development costs incurred under contracts with various software and website developers for the enhancement of its existing software and website platforms.

NET  LOSSES
-----------

     Net loss increased for the year ended December 31, 2003, to $905,402 compared to a net loss of $540,037 for the 2002 fiscal year. The increase in loss in year 2003 compared to 2002 was principally due to additional professional fees of $155,640, compared to $25,600 in 2002, plus two additional expenses incurred in 2003: $116,837 marketing of IVGA and the write off of an asset of $95,000 in 2003. The asset written off was the value of the software "ontheflyfaring". Invicta's auditors decided to write off the asset because it was not able to generate revenues in 2003. The company feels the software will be an asset that generates revenues during the final 6 months of 2004 and ongoing.

LIQUIDITY
---------

     At December 31, 2002 and 2003, Invicta Group's current ratios were .096% and .009%, respectively. Invicta Group has not generated sufficient revenue in any period to carry its costs of operations, realizing a negative cash flow from operations of $87,879 for the year 2002 and a negative cash flow of $147,144 for the year 2003. Invicta Group has derived its liquidity principally from a loan from Mr. Forhan in the amount of $320,671 in 2000, the sale of its common stock by Invicta Group and Casino Rated Players for an aggregate of $493,700 in 2000 thru 2002, and $76,800 raised in 2003 from the sale of stock, plus deferred executive compensation of $668,250 through December 31, 2003.

     Invicta Group expects to raise $700,000 from the sale of 7 million shares of common stock from an SB-2 Registration that became effective 2/5/04, from which to derive sufficient liquidity for it to pursue its business plan of acquisitions and internet marketing on behalf of its two subsidiaries Casino Rated Players and Don't Pay Full Fare.

     Invicta Group owes $302,703 to Mr. Forhan and David Scott $41,443 in loan repayments. Invicta Group will not make any payments to Mr. Forhan or Mr. Scott of deferred compensation until it has obtained more than $1 million from the sale of its shares.

CAPITAL  RESOURCES:
-------------------

     Invicta Group has substantially all the capital resources required to conduct its core business, consisting of its two web sites and search engine for air fares and casino, cruise and tour packages, and travel related services, such as rental cars and lodging accommodations. Invicta Group anticipates $60,000 - $75,000 is needed for capital resources in 2004. Invicta will use the $700,000 of equity funding generated from SB-2 Registration to invest $60,000
-$75,000 in capital resources, expand its marketing activities, add personnel, and target acquisitions of airline consolidators and casino representative companies; using cash and stock. Invicta Group filed an SB-2 Registration for sale of 12 million shares at $.60 per share, the registration was approved and became effective December 23, 2003. Market conditions for IVGA stock in January 2004 valued IVGA stock at $.05; the company amended the filing in January 2004 for sale price at $.11 per share and SEC approved the registration to become effective February 5, 2004. The company sold 4.4 million shares thru March 9, 2004 raising $440,000. The Company will continue to sell the balance of the SB-2 stock in an effort to assure working capital is available to the company.

ITEM  7.  FINANCIAL  STATEMENTS.

                          Independent Auditor's Report


The  Board  of  Directors  and  Shareholders  of
Invicta  Group  Inc.

I have audited the accompanying consolidated balance sheets of Invicta Group Inc. and subsidiaries (a Nevada Corporation) as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. MY responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Invicta Group Inc. and subsidiaries as of December 31, 2002, were audited by other auditors whose report dated April 3, 2003, on those statements included an explanatory paragraph that described the significant losses and working capital deficiency discussed in Note L to the financial statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invicta Group Inc. and subsidiaries as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company incurred significant losses from operations, and because of these losses, the Company has a working capital deficiency, which raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Larry  Wolfe
-----------------
Larry  Wolfe
Certified  Public  Accountant

Miami,  Florida
April  13,  2003




                               INVICTA GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2003 AND 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------

                                     ASSETS

Current assets:
   Cash and cash equivalents                       $    1,759         $    4,528
                                                   ----------         ----------
      Total current assets                              1,759              4,528

   Property and equipment, net of accumulated
     depreciation of $ 22,966 for 2003 and
     $ 15,406 for 2002                             $    5,132             12,632

Other assets:
   Intangible assets, net of accumulated
     amortization of $ 67,174 for 2003 and
     $ 46,709 for 2002                                 95,125            215,890
                                                   ----------         ----------
      Total Assets                                 $  102,016         $  233,050
                                                   ==========         ==========


                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities        $   43,689         $   14,922
   Notes payable and convertible debentures            54,100             10,000
   Deferred officer compensation                      668,250            342,000
                                                   ----------         ----------
      Total current liabilities                       766,039            366,922

Long-term debt
   Notes Payable - shareholders                       344,146            320,671
                                                   ----------         ----------
      Total Liabilities                             1,110,185            687,593
                                                   ----------         ----------

Shareholders' (Deficit):
   Preferred stock par value $ .001 10,000,000
     shares authorized; none outstanding                    0                  0
   Common stock, par value $ .001, 90,000,000 shares
     authorized, 34,629,970 issued and outstanding     34,637             31,717
   Additional paid in capital                         815,386            498,530
   Notes Receivable related to stock sales
     and Subscriptions Receivable                      (8,000)           (40,000)
   Retained (Deficit)                              (1,850,192)          (944,790)
      Total Shareholders' (Deficit)                (1,008,169)          (454,543)
                                                   ----------         ----------
      Total Liabilities and Shareholders'
     (Deficit)                                     $  102,016         $  233,050
                                                   ==========         ==========





                               INVICTA GROUP INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2003
================================================================================


                                                      2003               2002
                                                   ----------         ----------

   Commissions earned                              $    7,806         $    8,245

   Selling, general, and administrative expenses      818,208            548,282
   Asset impairment charge                             95,000
                                                   ----------         ----------

   Operating loss                                    (905,402)          (540,037)

      NET LOSS                                       (905,402)          (540,037)
                                                   ==========         ==========

   Net loss per weighted average share, basic      $   (0.028)        $   (0.032)
                                                   ==========         ==========

   Net loss per weighted average share, diluted    $   (0.028)        $   (0.032)
                                                   ==========         ==========

   Weighted average shares, basic                  32,088,263         16,642,200
                                                   ==========         ==========

   Weighted average shares, diluted                32,186,100         16,662,200
                                                   ==========         ==========




                                          INVICTA GROUP INC.
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                             FOR THE TWO YEARS ENDED DECEMBER 31, 2003
=======================================================================================================
                                            Common Stock                      Additional Paid
                                     Shares                $            in capital            Deficit
                                  -------------       ----------        ----------          -----------

BALANCE DECEMBER 31, 2001            12,901,000       $   12,901        $  273,652          $  (904,753)

Stock issued for cash                14,892,000           14,892           164,556

Stock issued for services             2,621,200            2,621           118,576

Stock issued for acquisitions        14,151,000           14,151            62,604

Equity effect - reverse
acquisition - note 4                (12,848,000)         (12,848)         (120,858)

Debt Restructuring - reverse
acquisition - note 4                                                                            500,000

Net loss for the period ended
December 31, 2002                                                                              (540,037)
                                  -------------       ----------        ----------          -----------

BALANCE DECEMBER 31, 2002            31,717,200          $31,717        $  498,530          $  (944,790)

Issuance of Common Stock for
cash from January 3, 2003 thru
September 19, 2003
@ $ .10 per share                       428,000              435            42,365

Issuance of Common Stock issued in
exchange for legal fees at the
fair value of the legal
fees @ $.10 per share                   539,770              540            53,436

Issuance of Common Stock issued in
exchange for marketing services at
the fair value of the marketing
@ $.08 per share                      1,310,000            1,310            97,690

Issuance of Common Stock issued in
exchange for Legal fees at the fair
value of the legal fees
@ $.20 per share                        100,000              100            19,900

Issuance of Common Stock for Cash on
September 19, 2003 @ $.15 per share      60,000               60             8,940

Issuance of Common Stock for Cash on
December 9, 2003 @ $.20 per share       125,000              125            24,875

Issuance of Common Stock issued in
exchange for marketing services at
the fair value of the marketing
@ $.20 per share                        350,000              350            69,650

Net loss for the period ended
December 31, 2003                                                                              (905,402)
                                  -------------       ----------        ----------          -----------

BALANCE DECEMBER 31, 2003            34,629,970       $   34,637        $  815,386          $(1,850,192)
                                  =============       ==========        ==========          ===========






                               INVICTA GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2003
================================================================================


                                                      2003               2002
                                                   ----------         ----------


Cash flows from operating activities:
   Net (Loss)                                      $ (905,402)        $ (540,037)
                                                   ----------         ----------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                      7,500              6,196
      Amortization                                     25,765             15,934
      Stock issued for services                       242,976            121,198
      Asset impairment charge                          95,000
   Changes in assets and liabilities:
      Prepaid expenses                                                    30,000
      Accounts payable and accrued expenses           355,017            278,830
                                                   ----------         ----------
      Net Cash (used) by Operating Activites       $ (179,144)        $  (87,879)
                                                   ----------         ----------
Cash flows used in investing activities:
   Capital asset expenditures                      $        -         $        -
                                                   ----------         ----------
      Net Cash (used in ) Investing Activities     $        -         $        -

Cash flows from financing activities:
   Proceeds from long term debt                    $  170,457         $   13,200
   Proceeds from sale of comon stock                  108,800            137,905
   Payments on long term debt                        (102,882)           (64,277)
                                                   ----------         ----------
      Net Cash provided by Financing Activities    $  176,375         $   86,828
                                                   ----------         ----------

      Net change in cash and cash equivalents          (2,769)            (1,051)

   Cash and cash equivalents, beginning of year         4,528              5,579
                                                   ----------         ----------

   Cash and cash equivalents, end of year          $    1,759         $    4,528
                                                   ==========         ==========
ADDITIONAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
   Interest (non capitalized)                      $        -         $        -
                                                   ==========         ==========
      INCOME TAXES                                 $        -         $        -
                                                   ==========         ==========



                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE  A:  DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT
          ACCOUNTING  POLICIES

1.     Organization
       ------------


     The Company was incorporated in Nevada on June 1, 2000 for the purpose of engaging in the travel industry. On July 15, 2002 the Company acquired all of the common stock of Casino Rated Players, Inc. and the transaction was accounted for as a reverse acquisition.

2.     Principles  of  Consolidation
       -----------------------------

     The consolidated financial statements include the accounts of Invicta Group, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

3.     Impairment  of  Long-Lived  Assets  and  Intangible  Assets
       -----------------------------------------------------------

     The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable under SFAS No. 121. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During 2003, the Company identified certain software with a cost of $100,000 and a net book value of $95,000 that required an adjustment for impairment in the amount of $95,000.

     The remaining intangible assets at the balance sheet date consist of web site development and a client list that are carried at cost. The Company amortizes these assets on a straight-line basis over 7 years and 5 years, respectively.

4.     Revenue  Recognition
       --------------------

     The Company derives its revenue from the commissions earned from travel suppliers, and on the direct sale of travel related products. Revenue is recognized upon the receipt of the commission.


5.     Income  Per  Share
       ------------------

     Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common

                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.

6.     Cash
       ----

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

7.     Use  of  Estimates
       ------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to asset lives and accruals.

8.     Financial  Instruments
       ----------------------

     The Company's short-term financial instruments consist of cash and cash equivalents, notes payable and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the period the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

9.     Stock-Based  Compensation
       -------------------------

     The Company adopted Statement of Financial Accounting Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's existence. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company did not pay any stock-based compensation during the period presented.

                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


10.    Comprehensive  Income
       ---------------------

     SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

11.    Costs  of  Computer  Software
       -----------------------------

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expenses as incurred.

     Effective  January  3,  2001,  the  Company  adopted SOP 98-1, however, the
Company has not incurred costs to date which would require evaluation in accordance with the SOP.

12.    Segments
       --------

     Effective January 3, 2001, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 13 did not affect results of operations or financial position.

13.    Property,  Plant  and  Equipment
       --------------------------------

     Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed principally by the straight-line method based upon the estimated useful lives of the assets, which range as follows:

     Office  furniture  and  equipment  -  5-7  years
     Computer  equipment                -  5    years

14.    Pensions  and  Other  Post-Retirement  Benefits
       -----------------------------------------------

     Effective January 3, 2001, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and other

                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


Post-Retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

     The Company has not initiated benefit plans to date which would require disclosure under the statement.

15.    Derivative  Instruments
       -----------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however, it believes that it has not to date engaged in significant transactions encompassed by the statement.

16.    Advertising  Costs
       ------------------

     Advertising costs generally will be charged to operations in the year incurred. Advertising expense approximated $7,000 for 2003 and $17,000 for 2002.

17.    Environmental  Cleanup  Matters
       -------------------------------

     The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernable. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated.

                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


18.    Business  Concentrations
       ------------------------

     As indicated in Note A-4, the Company derives its revenue from commissions earned from travel suppliers and the direct sale of travel related products and, therefore, the Company is subject to the economic conditions of the travel market place. Changes in this industry may significantly affect management's estimates and the Company's performance.

19.    Income  Taxes
       -------------

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective January 3, 2001. Under SFAS, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

     The Company has not provided either a provision or a credit for income taxes due to recurring losses from inception. At December 31, 2003, the Company had approximately $1,100,000 of federal and state operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards will begin expiring in 2017.

20.    Gains  and  Losses  from  Extinguishment  of  Debt
       --------------------------------------------------

     In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The new standard became effective for fiscal years beginning after May 15, 2002. The Company adopted this pronouncement on May 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the Company's results of operations or financial position.

21.    Guarantor's  Accounting
       -----------------------

     In November 2002 the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires certain guarantees to be recorded at fair value, instead of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5 Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is

                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002 and its adoption is not expected to have a material impact on the Company's results of operations or financial position.

22.    Consolidation  of  Variable  Interest  Entities
       -----------------------------------------------

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Company does not believe that FIN 46 will have a significant impact on the Company's financial statements.

23.    Start-Up  and  Organization  Costs
       ----------------------------------

     Start-up and organization costs are accounted for under the provisions of the American Institute of Certified Public Accountants' Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-up Activities". Adopted by the Company at its inception, SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. The Company's adoption of SOP 98-5 will not have a significant effect on its financial position or results of operation.

NOTE  B:  CONVERTIBLE  DEBENTURES  PAYABLE

     Principal balances outstanding and details of notes payable are summarized as follows:

                                                          2003          2002
                                                       ----------    ----------
1.   10%  convertible debenture, payable
     December  31,  2003.  The  note  is
     convertible  into  company  stock @
     $.10  per  share. The debenture was
     renewed  during  February,  2004                  $   10,000    $        -


                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

                                                          2003          2002
                                                       ----------    ----------
2.   10%  convertible debenture, payable
     December  31,  2003.  The notes are
     convertible  into  company  stock @
     $.30  per  share.  These debentures
     have  or  will  be  paid  in  2004                    34,100             -

3.   7%  convertible  debenture, payable
     July  1,  2004.  The  debenture  is
     Convertible  into  company  stock @
     $.50  per  share                                      10,000        10,000


     Total  Convertible  Debentures  Payable           $   54,100    $   10,000
                                                       ==========    ==========


NOTE  C:  NOTES  PAYABLE  -  SHAREHOLDERS

     0% notes payable to shareholders, uncollateralized, payable on the first month after the Company has received $1,000,000 in equity funding in monthly installments of approximately $20,000. Management does not expect the $1,000,000 equity funding to occur during 2004. Therefore, the entire balance of $344,146 is classified as long-term debt for 2003 and $320,671 for 2002.

NOTE  D:  STOCKHOLDERS'  EQUITY  (DEFICIT)

     During 2002, the Company issued 14,892,000 shares of its $.001 par value common stock for $179,448 in cash, 2,621,200 shares for services with a value of $121,197.

     During 2002, the Company issued 14,151,000 shares of its common stock for an acquisition with a fair value of approximately $77,000.

     During 2002, the Company's equity effect of the reverse acquisition retained and cancelled 12,848,000 shares of the common stock with a decrease in common stock and additional paid in capital of $133,706.

     During 2002, the Company issued 620,000 shares of its $.001 par value common stock for $76,800.

     During 2002, the Company issued for services 2,299,770 shares with a fair value of $242,976.

NOTE  E:  RELATED  PARTY  TRANSACTIONS

     See Note C - Notes Payable - Shareholders which describes certain related party transactions for 2003 and 2002.


                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE  F:  WARRANTS  AND  OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common stock. However, see Note B - Convertible Debentures Payable which may be converted into additional shares of common stock.

NOTE  G:  EMPLOYMENT  AGREEMENTS  AND  DEFERRED  OFFICER'S  COMPENSATION

     The Company entered into employment agreements with its Chief Executive Officer, Chief Operating Officer, and its Vice-President for the period July 23, 2002 until August 1, 2004. The annual base salary of each officer will be $120,000. Each officer will be paid for equity funding equal to 5% of funding.

     The Company has accrued for each officers'salaries in deferred officers' compensation with balances of:

                                                          2003          2002
                                                       ----------    ----------

                                                       $  668,250    $  342,000
                                                       ==========    ==========

     See Note K-1 for subsequent event with respect to Deferred Officers' Compensation.

NOTE  H:  LEASES

     The Company leases office space for its operations on a month-to-month basis at $800 per month. Rent expense for 2003 and 2002 approximated $10,000, and $9,000 respectively.

NOTE  I:  2002  ACQUISITION  OF  BUSINESS

     On July 15, 2002, the Company acquired all of the common stock of Casino Rated Players, Inc. in exchange for 14,151,000 restricted shares of the Company's stock, including 1,000,000 shares as payment for $500,000 of deferred officers compensation on the books of Casino Rated Players, Inc. The calculated per share value of $.005 per share resulted in a total purchase price of $70,755, and the reduction of $500,000 of the outstanding liabilities were recorded as a reduction to retained earnings.

     Based on the resulting outstanding shares of the Company at the conclusion of the transaction, the former shareholders of Casino Rated Players, Inc. held a majority voting position in the combined company. Accordingly, based on the criteria of SFAS 141, the acquisition was accounted for as a reverse acquisition. All assets of Invicta Group, Inc. were recorded at fair market value, and all assets and liabilities of Casino Rated Players have been recorded at historical cost. The transaction resulted in a reduction of paid in capital of $120,858 to account for the elimination of the accumulated deficit of Invicta Group, Inc. and the elimination for the outstanding common stock of Casino Related Players, Inc.

                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


     The following pro forma information is presented as required by SFAS 141 regarding the presentation of any period present in the financial statements. The following selected financial information is presented as if the transaction has occurred at the beginning of each period presented, and the operations were consolidated.

                                           2002
                                        ----------

          Gross  Revenues               $   12,316
          Net  Income                   $ (611,999)
          Earnings  per  Share               (.021)

NOTE  J:  2002  RESTATEMENT

     The balance sheet was restated for year-end 2002 to properly account for the acquisition of Casino Rated Players, Inc. as a reverse acquisition instead of a purchase as originally reported. The income statement was restated to remove the write off of goodwill that was recorded as part of the purchase, then written off as an impaired asset.

     The net loss for year-end 2002 as restated is ($540,037) reduced from ($754,798) after the effect of the removal of the written off impaired asset, and the effect of the operations of Casino Rated Players through July 15, 2002. Total shareholders equity was unchanged, as the effect of the reverse acquisition resulted in a reduction to additional paid in capital.

NOTE  K:  SUBSEQUENT  EVENTS

1. On January 6, 2004, the Company entered into an agreement with its officers to issue restricted common stock, and options in lieu of the deferred salary owed to the officers. The board approved and authorized the issuance of $7,765,313 shares of its common stock, and granted options for and additional 3,882,656 shares, in exchange for $621,000 of deferred compensation. The stock issued is restricted for one year. The exercise price of the options are $.25, and are for a period of 5 years. The Company at December 31, 2003 has accrued the payroll tax liability for the Company's share of the payroll taxes associated with the transaction.

2. On February 18, 2004, the Company acquired all of the outstanding capital stock of Airplan, Inc. for 1,000,000 shares of the Company's common stock of which 700,000 shares are restricted. Additionally, the Company will guarantee the value of the stock given as consideration to be at least $500,000 at 180 days after closing the transaction. If the value of the stock is less than $500,000, then additional shares will be issued based on the current market value to a total of $500,000. Airplan, Inc. is involved in the wholesale and retail travel industry. The acquisition will be accounted for as a purchase of a wholly-owned subsidiary and the results of its operations will be included in the

                               INVICTA GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


     consolidated financial statements of the Company from the date of the acquisition.

3. On January 9, 2004 the Company acquired all of the outstanding stock of ISIP Telecom, Inc. in exchange for 100,000 shares of Invicta's common stock. ISIP Telecom is a voice over internet protocol telecommunications company that will market long distance services over the internet to worldwide telephones, and will be sold to the travel industry.

NOTE  L:  GOING  CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

     However, the Company has not generated any income and is unable to predict when its operations will generate income. The Company has raised over $350,000 in equity funding in 2004 and expects to be able to raise an additional $700,000 to aggressively market and staff the subsidiaries currently owned. Management plans to continue to look for acquisitions to enhance revenues and profitability. The Company is also negotiating a $6 million equity line-of-credit that will become effective when a new SEC registration is approved which should be about July, 2004. Management feels that its equity and line-of-credit funding will provide the working capital to allow it to continue as a going concern, however, there can be no assurances that additional funding will become available when required.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  Applicable.

ITEM 8A.  CONTROLS  AND  PROCEDURES

Quarterly Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, William G. Forhan ("CEO"), and by Richard David Scott, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications. Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions. Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.
PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     The following table includes the names, ages, positions held and terms of office of Invicta Group's directors and executive officers.


NAME                  AGE       POSITION                         DIRECTOR  SINCE
----                  ---       --------                         ---------------
William G. Forhan      59       Chief Executive Officer,               July 2002
                                President  and  Director

Richard David Scott    57       Chief Operating Officer,               inception
                                Chief  Financial  Officer
                                and  Director

Mercedes Henze         57       Vice President                    Not Applicable
                                Secretary

     The stockholders of Invicta Group elect the directors at the annual meeting to serve for one year and until their successors are elected and qualify. Directors do not receive compensation for serving as directors. Officers are elected by the board of directors and their terms of office are, except as otherwise stated in employment contracts, at the discretion of the board of directors.

     As authorized by the Nevada Statutes, Invicta Group's Articles of Incorporation provide that none of Invicta Group's directors shall be personally liable to Invicta Group or Invicta Group's shareholders for monetary damages for breach of fiduciary duty as a director, except liability for:

- any breach of the director's duty of loyalty to Invicta Group's or its shareholders;

- acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

- unlawful payments of dividends or unlawful stock redemptions or repurchases; and

- any transaction from which the director derived an improper personal benefit.

     This provision limits Invicta Group's rights and the rights of its shareholders to recover monetary damages against a director for breach of the fiduciary duty of care except in the situations described above. This provision does not limit Invicta Group's rights or the rights of any shareholder to seek injunctive relief or rescission if a director breaches his duty of care. These provisions will not alter the liability of directors under federal securities laws.

     Invicta Group is authorized by Nevada corporation law and its bylaws to indemnify its directors and officers against damages, which qualify, in the opinion of the disinterested members of the board, for indemnification. Invicta Group is authorized to purchase liability insurance to cover this indemnification. The Securities and Exchange Commission has informed Invicta Group that it is against public policy for Invicta Group to indemnify its directors and officers for liabilities arising under the Securities Act and that claims for indemnification for this type of liability is unenforceable.

Compliance  With  Section  16(A)  Of  Securities  Exchange  Act  Of  1934
-------------------------------------------------------------------------

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and officers, and persons who own more than ten percent of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, except as disclosed here, directors, officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

CODE  OF  ETHICS

We are presently working with our legal counsel to prepare and adopt a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts if interest between personal and professional relationships
- Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer
-    Compliance  with  applicable  governmental  laws,  rules  and  regulations
- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
-    Accountability  for  adherence  to  the  code

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10.  EXECUTIVE  COMPENSATION.

SUMMARY  COMPENSATION  TABLE

The following table presents the compensation earned by Invicta Group's Executive officers during the last three fiscal years.

Cash  Compensation
Name  and  Position                             Year        Paid         Accrued
-------------------                             ----        ----         -------

William  G.  Forhan                             2000        None            None
President  and Chief                            2001        None        $ 72,000
Executive Officer                               2002        None        $ 50,000
                                                2003        None
$120,000


Richard  David  Scott                           2000        None            None
Chief  Operations  and                          2001        None            None
Chief  Financial  Officer                       2002        None        $110,000
(President  from  inception                     2003        None        $120,000
to  July  15,  2002)

Mercedes  Henze                                 2000        None            None
Vice  President                                 2001        None            None
                                                2002        None        $110,000
                                                2003        None        $ 86,250

     Invicta Group has paid $620,000 of the $ 668,250 compensation reflected in the preceding table, which has been accrued, as reflected in the right hand column the table on 1/6/04. A Corporate Resolution offered restricted stock and options in exchange of deferred compensation owed to management. The stock was trading at $.04 with zero volume, management converted at $.08 and has 3,882,656 options that can be exercised at $.25 thru 1/6/09. In addition; Mr. Forhan and Mr. Scott each are due a monthly car allowance of $750. Each of the named executive officers is entitled to a salary of $120,000, prorated from date of employment, under his or her employment agreement. These executive officers are not entitled to and have not received any non-cash or any other compensation, bonuses or other forms of long-term compensation. Management has the opportunity to participate in the Incentive and Non-Qualified Stock Option Plan described below.

INCENTIVE  AND  NON-QUALIFIED  STOCK  OPTION  PLAN

     The following table sets forth information about Invicta Group's 2002 Incentive and Non-Qualified Stock Option Plan approved by directors and stockholders on August 1, 2002.


Shares  remaining        Shares  issuable  upon       Weighted  average exercise
available                exercise of                  price  of  outstanding
for future issuance      outstanding options          options
-------------------      -------------------------    --------------------------

Stockholder
approved                           none                         none
plan 5,000,000
---------------------    -----------------------    -------------------------

     Invicta Group does not have any equity compensation plan, which has not been approved by stockholders. The 2002 plan is intended to assist Invicta Group in securing and retaining key employees, directors and consultants by allowing them to participate in its ownership and growth through the grant of incentive and non-qualified options, as well as direct stock grants. Under the 2002 plan, Invicta Group may grant incentive stock options only to key employees and employee directors. Invicta Group may grant non-qualified options and issue direct stock awards to its employees, officers, directors and consultants. The 2002 equity compensation plan is administered by its board of directors.

     Subject to the provisions of the 2002 plan, the board determines who receives options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than ten percent of Invicta Group's voting stock. The exercise price for incentive stock options will be equal to or greater than the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a ten percent holder of Invicta Group's voting stock are exercisable at a price equal to or greater than 110 percent of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event will the exercise price be less than the par value for Invicta Group's common stock. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. The board may also direct the issuance of shares of Invicta Group's common stock as awards under the 2002 plan. Absent registration under the Securities Act of 1933, as amended, or the availability of an exemption from registration, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer provided in the federal securities laws.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information known to Invicta Group, as of the date of this report, relating to the beneficial ownership of shares of common stock by:

- Each person who is known by Invicta Group to be the beneficial owner of more than five percent of its outstanding common stock;
-    Each  director;
-    Each  executive  officer;  and
-    All  executive  officers  and  directors  as  a  group.

     Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Invicta Group Inc., 9553 Harding Avenue, Suite 301, Miami Beach, Florida 33154. Innovapp's address is 9855 Erma Road # 135, San Diego, CA 92131

     Invicta Group believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.

Name                          Shares       Percentage
----                          ------       ----------

William  G.  Forhan         13,050,000       24.91%

Richard  David  Scott        8,873,750       16.94%

Mercedes  Henze              8,571,562       16.94%

Officers  and  Directors
As  a  group  (3  persons).

Innovapp  Inc                2,000,000        3.81%

     Mr. Scott and Ms. Henze are married. The shares legally owned by one are treated as being beneficially owned by the other for purposes of federal securities law, but have not been presented in this way in the table above in order to avoid possible confusion.

     Innovapp's controlling persons are Scott Meader and Henry Marentes, neither of whom have any relationship with Invicta Group or its directors, officers and principal stockholders.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

TRANSACTIONS  BETWEEN  INVICTA  GROUP  AND  ITS  MANAGEMENT

     Invicta Group issued 11,000,000 shares to Mr. Forhan, as consideration for the acquisition of Casino Rated Players on July 15, 2002. Mr. Forhan was a founder of Casino Rated Players and purchased its stock at the time of its organization on January 27, 2000 for $.001 per share. At that time, Mr. Forhan was the Chief Executive Officer of Casino Rated Players and owned approximately two-thirds of its stock, but he was not a stockholder, director or officer of Invicta Group. The transaction was negotiated between Mr. Forhan and Mr. Scott. Mr. Forhan received one share of Invicta Group for each share of Casino Rated Players he owned (ten million shares) and two shares of Invicta Group for each dollar of $500,000 in deferred compensation, which Casino Rated Players owed to Mr. Forhan (one million shares).

     Mr. Forhan loaned Casino Rated Players and aggregate of $320,671 during 2000, before its acquisition by Invicta Group as a wholly owned subsidiary in July 2002. Casino Rated Players used the borrowing for the following purposes.

Uses:                                                    Amount
----                                                   ---------
Investment  Tours  By  Charlie.                        $  50,000
Cash:  working  capital                                   18,731
Marketing                                                 29,593
Advertising  and  Promo                                   16,391
Legal                                                      7,800
Furniture,  Equip.  and  computers                        18,000
Web  site  Development                                    16,500
Wages                                                    122,000
G&A  Exp                                                  41,656
                                                       ---------

Total  uses  of  loan                                  $ 320,671

     Invicta Group has executed a promissory note to Mr. Forhan for the loan. The note does not bear interest, and is due and payable in equal monthly installments over eighteen months commencing upon Invicta Group obtaining not less than $1 million in additional equity funding, of which there is no assurance.

     Mr. Scott sold 380,000 of his Invicta Group shares in a private transaction and has loaned the proceeds of $38,000 to Invicta Group for corporate working capital without interest. Mr. Forhan sold 250,000 shares of his Invicta Group shares in a private transaction and has loaned the proceeds of $50,000 to Invicta Group for corporate working capital without interest. Subsequently, loans were converted into 380,000 shares and 250,000 shares of Invicta Group's common stock, respectively.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Exhibit  No   Description  of  Document
-----------   -----------------------
3.1(a)        Articles  of  Incorporation  of  Invicta  Group  Inc.*
3.1(b)        Articles  of  Amendment*
3.2           Bylaws*
10.1          2002  Equity  Compensation  Plan*
10.2          Employment  Agreement between Invicta Group and William G. Forhan*
10.3          Employment  Agreement  between  Invicta  Group and R. David Scott*
10.4          Employment  Agreement  between  Invicta  Group and Mercedes Henze*
10.5          Lease  for  Miami  Beach,  Florida  Office*
10.6          Stock  Purchase  Agreement for the Shares of Casino Rated Players.
              Inc.*
10.7          Asset  Purchase  Agreement  with  Innovapp  Inc.*
10.8          Promissory  Note  to  William  G.  Forhan*
10.9          Notice  of  Termination  of  Consulting  Agreement  with  Frank
              Pinizzotto*
10.10         Agreement  with ANC Rental Corporation regarding Alamo Car Rental*
10.11         CNG  Group  Agreement*
14.1          Code of Ethics
22            Subsidiaries  of  the  Registrant*
23.2          Consent  of  Wolfe  &  Wolfe,  Certified  Public  Accountants
31            Section  302  Certifications
32            Certifications  Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes- Oxley Act of 2002.

* Indicates previously filed in a Registration on Form SB-2, Commission File No. 333-102555

ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

Audit  Fees  2002
-----------------

Audit fees billed to the Company by Dreslin Financial for auditing the Company's annual consolidated financial statements for the fiscal year ended 2002, and reviewing the consolidated financial statements included in the Company's Quarterly Report on 9/30/2003 Form 10-Q amounted to $4,200 and $900 respectively.

All  Other  Fees
----------------

All other fees, including reviewing the Company's Form SB-2 Registration Statement filings and tax services, billed by Dreslin Financial with respect to the fiscal year ended 2002 amounted to $800.

Audit  Fees  2003
-----------------

Audit fees billed to the Company by Wolfe and Wolfe for auditing the Company's annual consolidated financial statements for the fiscal year ended 2003, and reviewing the consolidated financial statements included in the Company's Quarterly Report on 9/30/2003 Form 10-Q amounted to $5,200.
PRE-APPROVAL  POLICY  FOR  AUDIT  AND  NON-AUDIT  SERVICES

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to the Company by the independent auditor were pre-approved by our Board of Directors.

We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.


                           --Signature Page Follows--


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form SB-2 and authorized this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami Beach, Florida on April 14, 2004.


INVICTA  GROUP  INC.


By:  /s/  William  G.  Forhan
_____________________________
William  G.  Forhan
Chief  Executive  Officer  and  President



By:  /s/  Richard  David  Scott
_______________________________
Richard  David  Scott
Chief  Financial  Officer



Pursuant to the requirements of the Securities Act of 1933, this amendment to Form SB-2 registration statement has been signed by the following persons in the capacities and on the dates indicated.



SIGNATURE                                TITLE                        DATE
---------                                -----                        ----

/s/ William  G.  Forhan           Chief  Executive  Officer,     April  14, 2004
_______________________           President  and  Director
William  G.  Forhan



/s/  Richard  David  Scott        Chief  Operating  Officer,     April  14, 2004
______________________            Principal  Accounting  and
Richard  David  Scott             Financial  Officer and
                                  Director

                                  Exhibit Index

Exhibit  No   Description  of  Document
-----------   -------------------------
3.1(a)        Articles  of  Incorporation  of  Invicta  Group  Inc.*
3.1(b)        Articles  of  Amendment*
3.2           Bylaws*
10.1          2002  Equity  Compensation  Plan*
10.2          Employment  Agreement between Invicta Group and William G. Forhan*
10.3          Employment  Agreement  between  Invicta  Group and R. David Scott*
10.4          Employment  Agreement  between  Invicta  Group and Mercedes Henze*
10.5          Lease  for  Miami  Beach,  Florida  Office*
10.6          Stock  Purchase  Agreement for the Shares of Casino Rated Players.
              Inc.*
10.7          Asset  Purchase  Agreement  with  Innovapp  Inc.*
10.8          Promissory  Note  to  William  G.  Forhan*
10.9          Notice  of  Termination  of  Consulting  Agreement  with  Frank
              Pinizzotto*
10.10         Agreement  with ANC Rental Corporation regarding Alamo Car Rental*
10.11         CNG  Group  Agreement*
14.1          Code  of  Ethics
22            Subsidiaries  of  the  Registrant*
23.2          Consent  of  Wolfe  &  Wolfe,  Certified  Public  Accountants
31            Section  302  Certifications
32            Certifications  Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes- Oxley Act of 2002.