Form 10QSB
period 2004-03-31
INVICTA GROUP INC
filed 2004-05-17
CIK 1212570

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______


                              INVICTA GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                           91 205 1923
 (State of  incorporation)                     (IRS Employer identification No.)


                9553 Harding Avenue, Miami Beach, Florida 33154
                    (Address of principal executive offices)

                                (305) 866- 6525
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 1, 2004: 52,392,279 shares

Number of shares of preferred stock outstanding as of  May 15, 2004: None

                              INDEX TO FORM 10-QSB

                                                                        Page No.
                                                                        --------
PART I

ITEM 1.     Financial Statements

            Balance Sheet                                                      3
            Statements of Operations                                           4
            Statements of Cash Flows                                           5

            Notes to Financial Statements                                    6-8

ITEM 2.     Management's Discussion and Analysis                            9-12

ITEM 3.     Controls and Procedures                                           13

ITEM 4.     Quantitative and Qualitative Disclosures on Market Risk           13


PART II

ITEM 1.     Legal Proceedings                                                 14

ITEM 2.     Changes in Securities                                             14

ITEM 3.     Defaults Upon Senior Securities                                   14

ITEM 4.     Submission of Matters to a Vote of Security Holders               14

ITEM 5.     Other Information                                                 14

ITEM 6.     Exhibits                                                          15


                               INVICTA GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                            MARCH 31, 2004 AND 2003
================================================================================

                                                    MARCH 31,          MARCH 31,
                                                      2004               2003
                                                   ----------         ----------


                                     ASSETS
                                     ------

Current assets:
   Cash and cash equivalents                       $  319,826         $    1,081
   Accounts Receivable                                                     2,647
   Prepaid Expenses                                     4,089
                                                   ----------         ----------
      Total current assets                            323,915              3,728
                                                   ----------         ----------

Property and equipment, net of accumulated
  depreciation of $ 699,646  for 2004 and
  $ 17,716 for 2003                                   524,985             10,382

Other assets:
   Surety Bond Deposit                             $   71,410
   Intangible assets, net of accumulated
     amortization of $ 81,124  for 2004 and
     $ 57,509 for 2003                                616,253            205,090
                                                   ----------         ----------
      Total Assets                                 $1,536,563         $  219,200
                                                   ==========         ==========


                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)
                    ---------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities        $  678,115
   Obilgations under capital leases                $   38,899
   Notes payable and convertible debentures            69,100             33,546
   Deferred officer compensation                       85,025            409,716
                                                   ----------         ----------
      Total current liabilities                       871,139            443,262

Long-term debt
   Notes Payable - shareholders                       369,549            332,571
                                                   ----------         ----------
      Total Liabilities                             1,240,688            775,833
                                                   ----------         ----------

Shareholders' (Deficit):
   Preferred stock par value $ .001 10,000,000
     shares authorized; none outstanding                    0                  0
   Common stock, par value $ .001, 90,000,000
     shares authorized, 51,590,282 issued and
     outstanding                                       51,597             31,732
   Additional paid in capital                       2,647,246            499,322
   Notes Receivable related to stock sales
     and Subscriptions Receivable                     (78,000)
   Retained (Deficit)                              (2,324,968)        (1,087,687)
                                                   ----------         ----------
      Total Shareholders' (Deficit)                   295,875           (556,633)
                                                   ----------         ----------
      Total Liabilities and Shareholders'
     (Deficit)                                     $1,536,563         $  219,200
                                                   ==========         ==========



                               INVICTA GROUP INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
================================================================================

                                                  QUARTER ENDED      QUARTER ENDED
                                                    MARCH 31,          MARCH 31,
                                                      2004               2003
                                                   ----------         ----------

   Revenues                                        $2,213,411         $    3,089

   Cost of sales                                    2,085,590
                                                   ----------         ----------

      Gross Profit                                    127,821              3,089

   Selling, general, and administrative
   Expenses                                           602,597            145,986
                                                   ----------         ----------

   Operating loss                                    (474,776)          (142,897)

      NET LOSS                                       (474,776)          (142,897)
                                                   ==========         ==========

   Net loss per weighted average share, basic      $   (0.009)        $   (0.005)
                                                   ==========         ==========

   Net loss per weighted average share, diluted    $   (0.009)        $   (0.005)
                                                   ==========         ==========

   Weighted average shares, basic                  54,958,398         31,682,200
                                                   ==========         ==========

   Weighted average shares, diluted                54,958,398         31,682,200
                                                   ==========         ==========





                               INVICTA GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
================================================================================

                                                  QUARTER ENDED      QUARTER ENDED
                                                    MARCH 31,          MARCH 31,
                                                      2004               2003
                                                   ----------         ----------

Cash flows from operating activities:
   Net (Loss)                                      $ (474,776)        $ (142,897)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                     14,260              2,250
      Amortization                                     13,950             10,800
      Stock issued for services                       233,000
      Changes in assets and liabilities:
         Accounts receivable and prepaid expenses                         37,353
         Stock subscription receivable                (70,000)
         Other assets                                 (71,410)
         Accounts payable and accrued expenses        163,394             75,078
                                                   ----------         ----------
         Net Cash (used) by Operating Activites    $ (191,582)        $  (17,416)
                                                   ----------         ----------

Cash flows used in investing activities:
   Capital asset expenditures                      $        -         $        -
                                                   ----------         ----------
         Net Cash (used in ) Investing Activities  $        -         $        -
                                                   ----------         ----------

Cash flows from financing activities:
   Proceeds from long term debt                    $   34,000         $   35,446
   Proceeds from sale of comon stock                  484,595                800
   Payments on long term debt                        (367,782)           (22,277)
                                                   ----------         ----------
         Net Cash provided by Financing
         Activities                                $  150,813         $   13,969
                                                   ----------         ----------

         Net change in cash and cash equivalents      (40,769)            (3,447)

   Cash and cash equivalents, beginning of period     360,595              4,528
                                                   ----------         ----------

   Cash and cash equivalents, end of year          $  319,826         $    1,081
                                                   ==========         ==========

ADDITIONAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
   Interest (non capitalized)                      $      896         $        -
                                                   ==========         ==========
         INCOME TAXES                              $        -         $        -
                                                   ==========         ==========



                              INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                    UNAUDITED

NOTE  A.  BASIS  OF  PRESENTATION
          -----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2003.

NOTE  B.  CHANGES  IN  STOCKHOLDERS' (DEFICIT) FOR THE THREE MONTHS ENDED  MARCH
          31,  2004
          ----------------------------------------------------------------------




                                                     Common Stock              Additional Paid
                                                 Shares             $          in capital                Deficit
                                               ----------      ------------    ---------------        -------------
BALANCE DECEMBER 31, 2003                      34,629,970      $     34,637    $       815,386        $  (1,850,192)

Stock issued for cash                           5,205,000             5,205            479,390

Stock issued for legal and
  marketing services                            2,890,000             2,890            230,110

Stock issued for acquisitions                   1,100,000             1,100            508,900

Stock issued to officers in exchange
  for prior years deferred compensation         7,765,312             7,765            613,460

Net loss for the three months ended
  March 31, 2004                                                                                           (474,776)
                                               ----------      ------------    ---------------        -------------

BALANCE MARCH 31, 2004                         51,590,282      $     51,597    $     2,647,246        $  (2,324,968)
                                               ==========      ============    ===============        =============



NOTE  C.  INCOME  PER  SHARE
          ------------------

Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to commons stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.

                              INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                    UNAUDITED


NOTE  D.  ACQUISITIONS
          ------------

ISIP  Telecom,  Inc.
--------------------

On January 8, 2004, the Company used the purchase method to acquire all of the common stock of ISIP Telecom, Inc., a Florida Corporation formed in 2003, in exchange for 100,000 restricted shares of the Company's common stock with a value of $.10 per share resulting in a total purchase price of $10,000. ISIP Telecom is a voice over internet protocol telecommunications company that will market long distance services over the internet to worldwide telephones and will be sold to the travel industry. The Company's 2004 consolidated results include the operations of ISIP Telecom, Inc. from the date of acquisition.

Airplan,  Inc.
--------------

On February 23, 2004, the Company acquired all of the outstanding capital stock of Airplan, Inc., a Pennsylvania Corporation organized in 1989, for 1,000,000 shares of the Company's common stock of which 700,000 shares are restricted. Additionally, the Company will guarantee the value of the stock given as consideration to be at least $500,000 at 180 days after closing the transaction. If the value of the stock is less than $500,000, then additional shares will be issued based on the current market value to a total of $500,000. Airplan, Inc. is involved in the wholesale and retail travel industry. The acquisition was accounted for as a purchase of a wholly-owned subsidiary and the results of its operations were included in the consolidated results of the Company from the date of acquisition. In addition, the selling shareholders have a 5 year Earn Out Agreement offering an earn out of 10% of EBITDA of Airplan, Inc. for each of the fiscal years ending December 31, 2004 through December 31, 2008.

The acquisition activity for the three months ended March 31, 2004 is summarized in the following table. Property, plant and equipment of approximately $534,000 will be depreciated on a straight-line basis over a 5 year life. Purchased intangible assets of approximately $535,000 will be amortized on a straight-line basis over lives ranging from 5 to 10 years (weighted average life of 8.8 years).

Three  Months  Ended
March  31,  2004  Activity
Assets  (Liabilities)                ISIP Telecom,                      Total
At Fair Value                        Inc.            Airplan, Inc.    Activity
--------------------------           -------------   ------------    ----------

Cash  and  other current assets      $           -   $    362,925    $  362,925
Property,  plant  equipment  - net               -        534,112       534,112
Purchased  intangible  assets               10,000        525,078       535,078
Accounts payable and other current
  liabilities                                    -       (922,115)     (922,115)
                                     -------------   ------------    ----------

Net  Assets  Acquired                $      10,000   $    500,000    $  510,000
                                     =============   ============    ==========

Fair values were determined by management's estimates without independent appraisal.

                              INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                    UNAUDITED

The unaudited pro forma information for the three months ended March 31, 2004 and 2003 assumes the acquisitions occurred as of the beginning of each respective year, after giving effect to certain adjustments, including amortization and depreciation based upon the adjustments to the fair values of intangibles and property, plant and equipment acquired. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisitions been effected at the beginning of each period presented.

Pro  Forma  Information  for  Acquisitions:

                                                   Three  Months  Ended
                                                 MARCH 31,          MARCH 31,
                                                   2004               2003
                                                ----------         ----------

     Gross  Revenues                            $4,224,275         $2,223,434
     Net  Income  (Loss)                          (501,150)          (206,908)
     Earnings  (Loss)  Per  Share                    (.011)             (.007)


NOTE  E.  DEFERRED  OFFICER'S  COMPENSATION  AND  STOCK  OPTIONS
          ------------------------------------------------------

On January 6, 2004, the Company entered into an agreement with its officers to issue restricted common stock and options in lieu of the deferred salary owed to the officers. The board approved and authorized the issuance of 765,313 shares of its common stock, and granted options for and additional 3,882,656 shares, in exchange for approximately $621,000 of deferred compensation. The stock issued is restricted for one year. The exercise price of the options are $.25, and are for a period of 5 years.

NOTE  F.  GOING  CONCERN
          --------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS,
              LIQUIDITY AND FINANCIAL CONDITION SEPTEMBER 30, 2003


MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
---------------------------------------

BACKGROUND
----------

     INVICTA GROUP INC. began its business operations in July 2001 with advertising of discount air travel tickets in newspapers in South Florida, which resulted in limited sales beginning in September of that year . See explanation below of accounting treatment of reverse acquisition, which reflects no sales in 2001 based on the results of operations of Casino Rated Players. Although it introduced  its  web  site,  www.dontpayfullfare.com  in  January  2002,  ticket
                             -----------------------
sales have remained confined primarily to the telephone from inception to the date hereof. In early 2002 Invicta Group initiated negotiations for the acquisition of its wholly owned subsidiary, Casino Rated Players, which was completed on July 15, 2002.

ACQUISITIONS
------------

     CASINO RATED PLAYERS began its operations in July 2000, with sales of airline tickets and tour packages. Casino Rated Players introduced its web site, www.casinoratedplayers.com , in March 2001 but did not generate any
--------------------------
commission revenues from casinos during that year. During 2001 and 2002, Casino Rated Players revenues were derived almost entirely from sale of airline tickets and general travel packages, and not from what was intended to be its primary focus the sale of casino tour packages, which it has not had funding to advertise. During 2002, Casino Rated Players earned approximately $1,800 in casino commissions as a result of casino patrons who discovered casinoratedplayers.com by doing their own web searches. Invicta Group intends to begin marketing Casino Rated Players casino travel packages in the month of June 2004 and expects casino travel package products and casino player commissions to become a significant part of its business.

     The acquisition of Casino Rated Players by Invicta Group was treated as a purchase in a reverse acquisition in which the subsidiary, Casino Rated Players, is the survivor for accounting purposes, even though Invicta Group is the survivor for legal purposes. Invicta Group issued 13,151,000 of its shares in exchange for the issued and outstanding shares of Casino Rated Players held by that company's stockholders and an additional one million shares to Mr. Forhan in payment of $500,000 in accrued and unpaid compensation due to him from that company; stock valued at $.50 per share. Mr. Forhan joined the management of Invicta Group. Accordingly The results of operations prior to July 15, 2002 presented in the financial statements and discussed below are the results of Casino Rated Players only, which commenced its business on January 27, 2000. The following table presents information to assist the reader in understanding the historical operations conducted by each of Invicta Group and Casino Rated Players, separately, even though the information for Invicta Group prior to the acquisition is excluded from the financial statements presented in this report as a result of the reverse acquisition accounting treatment.



                       INVICTA  GROUP           CASINO  RATED  PLAYERS
                       --------------           ----------------------

                  2001      2002      2003      2001      2002      2003
                --------  --------  --------  --------  --------  --------
Revenues        $      0  $  6,445  $  7,806  $439,234* $  1,800  $      0
Gross  profit   $      0  $  6,445  $  7,806  $ 33,315  $  1,800  $      0

* Primarily derived from sale of air travel and not the sale of casino packages.

     ISIP  TELECOM  GROUP  .was  acquired  January 9, 2004 for 100,000 shares of
     --------------------
restricted shares of Invicta valued at $.21/share. ISIP provides the ability to make telephone calls worldwide using the internet, receiving clear reception at low rates. The platform is based on Cisco Powered network with a robust platform specifically designed to accommodate the delivery of IP-based communication services, includes long distance, IP phone and enhanced services.

February 25, 2004 ISIP announced a strategic technology partner, Oronoco Networks Inc. ISIP VoIP services will be offered to Oronoco's 35,000 database customers. April 29,2004 ISIP Telecom, announced it had finalized its interface with its "IPhone" a USB connected telephone, and is ready to start marketing its products in North and South America.

ISIP's intention is to market to the 25,000 travel agents that Invicta has in its opt in data base through our subsidiary Airplan. Invicta has already mentioned the VoIP services, to several members of the travel industry, and they are keen to have the opportunity to market this inexpensive worldwide phone service.

The retail price of the phone is $49.99, which will include the USB telephone and 200 long distance minutes to select cities in the world. The phone and service can be purchased online, and a listing of USA and International rates: www.isiptelecom.com
-------------------

     AIRPLAN INC was acquired February 18,2004 for $500,000 in Invicta stock and
     -----------
acceptance of $440,000 debt; the shares issued were 1 million. If the value of the stock is not $500,000 by August 18, 2004 Invicta will issue additional shares. Established in 1989, Airplan is a leading international Airline Ticket Consolidator serving: Europe, Asia, The Middle East, Africa and Australasian areas. Revenues in 2003 exceeded $7 million. Airplan has over 6,500 customers (travel agents) that buy airline tickets online 24/7. The management is lead by John Latimer, a 20 year veteran in the airline consolidator industry, John will remain as President of Airplan and report to David Scott, COO of Invicta Group Inc.

March 19,2004 Airplan announced the expansion into South America after signing contracts with two of South America's largest airlines. The contracts will be added to Airplan Inc.'s inventory of travel products on behalf of their 6,500 travel agents.TAM BRAZILIAN is South America's second largest airline servicing routes throughout Brazil, North America and the world. TAM currently operates an impressive fleet of 53 state-of-the-art airbus aircraft - the most modern fleet in operation in the industry today. AEROLINEAS ARGENTINAS services South America and the world, with routes to/from Asia, North America, Europe, and Australasia.

Airplan is one of the leading wholesale sellers of discount tickets for international leisure travel. Offering more than 2 million non-published airfares on more than 27 major airlines, Airplan sells directly to travel agents through its Call Center. Invicta intends to expand sales of discounted airline tickets to the travel agents (aka B2B) as well as immediately commence sales to the general public (aka B2C). Additionally, we foresee that opening two retail/wholesale offices, one in Los Angeles as the Pacific Rim gateway and the other in Miami as the Latin America gateway; within six months of acquisition will greatly expand the Company's abilities to generate significantly more business across all time zones.

Within six months of the acquisition, the Company intends to add a full catalog of domestic and international fares to Airplan's existing fare database. This will broaden the range of airline offerings to the Company's clients.

Within the first 12 months, the combined Company will sell its non-published fares through the internet fortified by a dynamic interface with the call centers that will allow the Company to increase margins significantly.
Additionally, the Company will have the resources and the requisite relationships to broaden the product-lines to generate revenue streams outside airline fares, such as: insurance, auto rental rates, hotels rates, and cruises.

The acquisition activity for the three months ended March 31, 2004 is summarized in the following table. Property, plant and equipment of approximately $534,000 will be depreciated on a straight-line basis over a 5 year life. Purchased intangible assets of approximately $535,000 will be amortized on a straight-line basis over lives ranging from 5 to 10 years (weighted average life of 8.8 years).


Three  Months  Ended
March  31,  2004  Activity
Assets  (Liabilities)                ISIP Telecom,                      Total
At Fair Value                        Inc.            Airplan, Inc.    Activity
--------------------------           -------------   ------------    ----------

Cash  and  other current assets      $           -   $    362,925    $  362,925
Property,  plant  equipment  - net               -        534,112       534,112
Purchased  intangible  assets               10,000        525,078       535,078
Accounts payable and other current
  liabilities                                    -       (922,115)     (922,115)
                                     -------------   ------------    ----------

Net  Assets  Acquired                $      10,000   $    500,000    $  510,000
                                     =============   ============    ==========

Fair values were determined by management's estimates without independent appraisal.

NEW  SUBSIDIARY  START  UP
--------------------------

     LAS VEGAS EXCITEMENT INC. March 15, 2004/ Invicta Group Inc.  announced the
     -------------------------
opening of its Las Vegas office. Invicta is setting up a inbound tour operation which will offer Las Vegas rooms, car rentals, air transportation, show tickets, limos, sightseeing tours and free rooms to casino qualified players; reservations can be made by phone or on the internet 24/7.The name of the newest subsidiary is "Las Vegas Excitement Inc." and can be found online at www.lasvegasexcitement.com. April 5, 2004 Las Vegas Excitement Inc. announced it
--------------------------
has entered into services agreements with 18 hotels in Las Vegas to provide hotel rooms for its packages to this exciting city. Las Vegas Excitement has also entered into arrangements with various sightseeing and tour operators who will provide tours by air, and motor coach and private limousines to the various sites in and around Las Vegas

REGISTRATIONS  APPROVED:
------------------------

     Invicta filed a post effective amendment SB-2 Registration issuance of 12,000,000 shares of common stock, par value $.001. The SB-2 Registration became effective on February 5, 2004. The selling price of the stock was $.11 per share with a 10% increase or 10% decrease ($.10 - $.12 per share). The equity funds will be used for Invicta's working capital.

SHARES  ISSUED  1ST  QUARTER:
-----------------------------

     IVGA issued 17,255,312 shares from January 1, 2004 to March 31,2004 and cancelled 3,265,000; resulting in 13,990,312 new shares issued. The total shares outstanding 3/31/04 are 51,892,279.
The shares issued and cancelled were all common stock, and were a combination of restricted and free trading:

     ISSUED  SHARES:
1)   4,200,000  SB-2  shares  were  sold,  netting  $414,000 for working capital
2) 3,200,000 S-8 shares were issued: 1,800,000 for consulting fees; 300,000 for legal fees; 1,100,000 for Options: (650,000 shares at $.08; 450,000 shares  at  $.07;  100,000  shares  at  $.12);  netting  $89,595.
3) 9,855,312 Restricted Shares were issued: 7,765,312 to Invicta management for $621,000 deferred compensation; 1,000,000 for acquisition of Airplan Inc.; 640,000 shares for services, and 450,000 shares for options.

     CANCELED  SHARES:
1)   2,515,000  issued  twice  by  Transfer  Agent
2)   750,000  for  terminated  acquisition

     The following discussion and analysis should be read in conjunction with Invicta Group's consolidated financial statements included in this report.


RESULTS  OF  OPERATIONS:
------------------------

REVENUES:
---------

     Revenues for the quarter ended March 31 2004 were $2,213,411 as compared to revenues of $3,089 for the Quarter ended March 31, 2003. The revenues in both periods were derived principally from the sale of airline tickets. The primary reason for the increase in 2004 over 2003 was the acquisition of Airplan Inc. Revenues of Airplan were driven principally by marketing to their 6,500 travel agents with Fax and Email communication of international airline seats on sale. Airplan also markets print ads in travel trade publications' generating new clients and revenuesTheir revenues are generated from their B-2B website and their call center located in Pittsburgh, PA.

COST  OF  REVENUES:
-------------------

     Revenues are the gross sales earned from airline tickets and travel products, and the cost of revenues are the net fares charged by the airlines and travel suppliers. The net fare for 1st quarter 2004 was 94% of revenues. The competitive market place and airlines fare price wars has decreased gross operating profits margins from 9% to 6%. Management will seek to add new travel products: hotels, cruise, tour packages, and car rental services in an effort to increase margins and enhance revenues.


EXPENSES:
---------

     The major components of selling, general and administrative expenses for the three months ended March 31, 2004 are professional fees $42,811, the market awareness campaign of the new public company totaling $235,000, and salaries of $90,000; totaling $367,811. The total G&A expenses for the period were $602,597


NET  LOSSES:
------------

     Net  loss  increased  for  the  first  quarter  ended  March 31, 2004,  to:
$474,776; loss per share: $0.01---compared to a net loss of $142,897; loss per share $0.005 for the first quarter March 31, 2003. The increase in loss was principally due to professional fees of $42,811 and $235,000 cost for market awareness of IVGA.


Pro  Forma  Information  for  Acquisitions:
------------------------------------------

                                                   Three  Months  Ended
                                                 MARCH 31,          MARCH 31,
                                                   2004               2003
                                                ----------         ----------

     Gross  Revenues                            $4,224,275         $2,223,434
     Net  Income  (Loss)                          (501,150)          (206,908)
     Earnings  (Loss)  Per  Share                    (.011)             (.007)


LIQUIDITY:
----------

     At March 31, 2004 and 2003, Invicta Group's current ratios are .372% and ..007%, respectively. Invicta Group has not generated sufficient revenue in any period to carry its costs of operations, realizing a negative cash flow from operations of $191,582 for the first quarter 2004 compared to a negative cash flow of $17,418 for March 31, 2003. Invicta Group has derived its liquidity principally from a loan from Mr. Forhan in the amount of $320,671 in 2000, the sale of its common stock by Invicta Group Inc. and Casino Rated Players for an aggregate of $493,700 in 2000 thru 2002, $76,800 raised in 2003 from the sale of common stock, deferred executive compensation of $668,250 through December 31, 2003; and $503,595 equity funding from the sale of 5,400,000 shares of common stock in the first quarter.

     Invicta Group owes $302,703 to Mr. Forhan and David Scott $41,443 in loan repayments. Invicta Group will not make any payments to Mr. Forhan or Mr. Scott of deferred compensation or repayment of loans until it has obtained more than $1 million from the sale of its shares.

     Invicta has an effective SB-2 Registration that has 7,800,000 free trading shares for sale at $.10 - $12 per share. The sale of the stock will provide $780,000 additional liquidity to the company.

CAPITAL  RESOURCES:
-------------------

     Invicta Group has substantially all the capital resources required to conduct its core business, consisting of its five web sites and search engine for air fares, casino players, cruise and tour packages, and travel related services, such as rental cars and lodging accommodations. Invicta Group anticipates $75,000 to $100,000 is needed for capital resources in 2004. Invicta will use the $780,000 of equity funding generated from SB-2 Registration to invest up to $100,000 in capital resources, expand its marketing activities, add personnel, and target acquisitions of airline consolidators and casino representative companies; using cash and stock.

CONTROLS AND PROCEDURES:

     Invicta Group's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Invicta Group's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities
Exchange  Act  of  1934,  as  amended) as of December 31, 2003, (the "Evaluation
Date"), have concluded that, as of the Evaluation Date, Invicta Group's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to Invicta Group that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in Invicta Group's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

PART II. OTHER INFORMATION

Item  1.  Legal Proceedings

None.

Item  2.  Changes in Securities

     None.

Item  3.  Defaults Upon Senior Securities

     None.

Item  4.  Submission of Matters to a Vote of Security Holders

None.

Item  5.  Other Information

     None.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits  and  Index  of  Exhibits

        31.1(a) and (b)  Rule  13a-14(a)/15d-14(a)  Certifications  pursuant  to
                         Section  302  of  the  Sarbanes-Oxley  Act  of  2002.
        32.1 and 32.2    Section  1350  Certification pursuant to Section 906 of
                         the  Sarbanes-Oxley  Act  of  2002.

(b)     Reports  on  Form  8-K.

     On January 16, 2004, the Company filed a current report on form 8-K in connection with the execution of a Purchase Agreement with ISIP Telecom, Inc., and acquisition of all of the outstanding stock of ISIP Telecom, in exchange for 100,000 shares of the Company's common stock.

     On March 11, 2004, the Company filed a current report on form 8-K in connection with the execution of a Purchase Agreement with John Latimer and Karen Latimer, the sole shareholders of AIR PLAN, INC. and acquisition of all of the outstanding stock and assets of AIR PLAN, INC., In consideration of 1,000,000 newly issued shares of the Company's common stock.

     On March 26, 2004, the Company filed a current report on form 8-K in connection with the change of its Certifying Accountant from Dreslin Financial to Wolfe & Wolfe of Miami, Florida. Dreslin did not resign over any disagreement with management or changes in accounting policy.

     On March 26, 2004, the Company filed a current report on form 8-K in connection with the amendment of Article 3. of its Articles of Incorporation to provide for a total of 190,000,000 authorized common shares, par value $.001 per share and 10,000,000 authorized preferred shares, par value $.001 per share.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INVICTA GROUP INC.
                                    (Registrant)



Date:  May 17, 2004                  /s/ WILLIAM FORHAN
                                     ------------------
                                     WILLIAM FORHAN
                                     Chief  Executive  Officer


Date:  May 17, 2004                  /s/ David Scott
                                     ---------------
                                     David Scott
                                     Chief  Operating  Officer