Form 10QSB/A
period 2004-03-31
INVICTA GROUP INC
filed 2004-06-17
CIK 1212570

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO.1


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______


                              INVICTA GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                            91-2051923
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


                               INVICTA GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                    UNAUDITED
================================================================================


                                     ASSETS
Current assets:
   Cash and cash equivalents                                         $   319,826
   Prepaid Expenses                                                        4,089
                                                                     -----------
      Total current assets                                               323,915
                                                                     -----------

Property and equipment, net of accumulated depreciation
  of $ 699,646                                                           524,985

Other assets:
   Surety Bond Deposit                                               $    71,410
   Intangible assets, net of accumulated
     amortization of $ 81,124                                            616,253
                                                                     -----------
      Total Assets                                                   $ 1,536,563
                                                                     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                          $   678,115
   Notes payable and convertible debentures                              107,999
   Deferred officer compensation                                          85,025
                                                                     -----------
      Total current liabilities                                          871,139

Long-term debt
   Notes Payable - shareholders                                          369,549
                                                                     -----------
      Total Liabilities                                                1,240,688
                                                                     -----------

Shareholders' Equity:
   Preferred stock par value $ .001 10,000,000
     shares authorized; none outstanding                                       0
   Common stock, par value $.001, 190,000,000 shares
     authorized, 51,590,282 issued and outstanding                        51,597
   Additional paid in capital                                          2,647,246
   Notes Receivable related to stock sales
     and Subscriptions Receivable                                        (78,000)
   Retained (Deficit)                                                 (2,324,968)
                                                                     -----------
      Total Shareholders' Equity                                         295,875
                                                                     -----------
      Total Liabilities and Shareholders' Equity                     $ 1,536,563
                                                                     ===========



                              INVICTA GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    UNAUDITED
================================================================================

                                                      2004               2003
                                                   ----------         ----------

   Revenues                                        $2,213,411         $    3,089

   Cost of sales                                    2,085,590
                                                   ----------         ----------

      Gross Profit                                    127,821              3,089

   Selling, general, and administrative
   Expenses                                           602,597            145,986
                                                   ----------         ----------

   Operating loss                                    (474,776)          (142,897)

      NET LOSS                                       (474,776)          (142,897)
                                                   ==========         ==========

   Net loss per weighted average share, basic      $   (0.010)        $   (0.005)
                                                   ==========         ==========

   Net loss per weighted average share, diluted    $   (0.009)        $   (0.005)
                                                   ==========         ==========

   Weighted average shares, basic                  45,340,316         31,682,200
                                                   ==========         ==========

   Weighted average shares, diluted                54,958,398         31,682,200
                                                   ==========         ==========





                               INVICTA GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    UNAUDITED
================================================================================

                                                      2004               2003
                                                   ----------         ----------

Cash flows from operating activities:
   Net (Loss)                                      $ (474,776)        $ (142,897)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                     14,260              2,250
      Amortization                                     13,950             10,800
      Stock issued for services                       233,000
      Changes in assets and liabilities:
         Accounts receivable and prepaid expenses                         37,353
         Stock subscription receivable                (70,000)
         Other assets                                 (71,410)
         Accounts payable and accrued expenses        163,394             75,078
                                                   ----------         ----------
         Net Cash (used) by Operating Activites    $ (191,582)        $  (17,416)
                                                   ----------         ----------

Cash flows used in investing activities:
   Capital asset expenditures                      $        -         $        -
                                                   ----------         ----------
         Net Cash (used in) Investing Activities   $        -         $        -
                                                   ----------         ----------

Cash flows from financing activities:
   Proceeds from long term debt                    $   34,000         $   35,446
   Proceeds from sale of common stock                 484,595                800
   Payments on long term debt                        (367,782)           (22,277)
                                                   ----------         ----------
         Net Cash provided by Financing
         Activities                                $  150,813         $   13,969
                                                   ----------         ----------

         Net change in cash and cash equivalents      (40,769)            (3,447)

   Cash and cash equivalents, beginning of period     360,595              4,528
                                                   ----------         ----------

   Cash and cash equivalents, end of year          $  319,826         $    1,081
                                                   ==========         ==========

ADDITIONAL CASH FLOW INFORMATION:
   CASH PAID DURING THE YEAR FOR:
   Interest (non capitalized)                      $      896         $        -
                                                   ==========         ==========
   INCOME TAXES                                    $        -         $        -
                                                   ==========         ==========


   NON-CASH ACTIVITIES:
   Stock issued for acquisitions                   $  510,000         $        -
                                                   ==========         ==========
   Stock issued for deferred
     compensation payable                          $  621,225         $        -
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

NOTE  B.  CHANGES  IN  STOCKHOLDERS' (DEFICIT) FOR THE THREE MONTHS ENDED  MARCH
          31,  2004
          ----------------------------------------------------------------------




                                                     Common Stock              Additional Paid
                                                 Shares             $          in capital                Deficit
                                               ----------      ------------    ---------------        -------------
BALANCE DECEMBER 31, 2003                      34,629,970      $     34,637    $       815,386        $  (1,850,192)

Stock issued for cash                           5,205,000             5,205            479,390

Stock issued for services                       2,890,000             2,890            230,110

Stock issued for acquisitions                   1,100,000             1,100            508,900

Stock issued to officers in exchange
  for prior years deferred compensation         7,765,312             7,765            613,460

Net loss for the period ended
  December 31, 2002                                                                                        (474,776)
                                               ----------      ------------    ---------------        -------------

BALANCE MARCH 31, 2004                         51,590,282      $     51,597    $     2,647,246        $  (2,324,968)
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

                                     INVICTA GROUP INC.
                                    (Registrant)



Date:  June 17, 2004                 /s/ WILLIAM FORHAN
                                     ------------------
                                     WILLIAM FORHAN
                                     Chief  Executive  Officer


Date:  June 17, 2004                 /s/ David Scott
                                     ---------------
                                     David Scott
                                     Chief  Operating  Officer