Form 10QSB
period 2004-06-30
INVICTA GROUP INC
filed 2004-08-24
CIK 1212570

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of August 20, 2004: 61,322,279 shares

Number  of  shares  of  preferred  stock outstanding as of August 20, 2004: None

                              INDEX TO FORM 10-QSB

                                                                        Page No.
PART  I

ITEM  1.  Financial  Statements

          Balance  Sheet                                                      1
          Statements  of  Operations                                        2-3
          Statements  of  Cash  Flows                                       4-5

          Notes  to  Financial  Statements                                 6-11

ITEM  2.  Management's  Discussion  and  Analysis                         12-14

ITEM  3.  Quantitative and Qualitative Disclosures on Market Risk            15

ITEM  4.  Controls  and  Procedures                                          15


PART  II

ITEM  1.  Legal  Proceedings                                                 16

ITEM  2.  Changes  in  Securities                                            16

ITEM  3.  Defaults  Upon  Senior  Securities                                 16

ITEM  4.  Submission of Matters to a Vote of Security Holders                16

ITEM  5.  Other  Information                                                 16

ITEM  6.  Exhibits                                                           17

                         Part  I.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS


                               INVICTA GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                  (UNAUDITED)
==============================================================================

                                     ASSETS

Current  assets:
   Cash and cash equivalents                                    $      333,294
   Prepaid Expenses                                                      4,089
                                                                --------------
      Total current assets                                             337,383

Property and equipment, net of accumulated depreciation
of $725,276                                                            508,400

Other  assets:
   Surety Bond Deposit                                                  71,410
   Security Deposits                                                     1,000
   Intangible assets, net of accumulated
   amortization of $ 95,074                                            684,803
                                                                --------------
      Total Assets                                              $    1,602,996
                                                                ==============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current  liabilities:
   Accounts payable and accrued liabilities                     $      771,007
   Notes payable and convertible debentures                             74,661
   Deferred officer compensation                                       112,025
                                                                --------------
      Total current liabilities                                        957,693


Long-term  debt
   Notes Payable  - shareholders                                       324,031
   Convertible Debenture                                               150,000
                                                                --------------
      Total Liabilities                                              1,431,724
                                                                --------------

Shareholder's  equity:
   Preferred stock par value $.001 10,000,000 shares authorized;
   none outstanding                                                          0
   Common stock, par value $ .001, 90,000,000 shares
   authorized, 59,065,282 issued and outstanding                        59,072
   Additional paid in capital                                        3,284,771
   Notes receivable related to stock sales and
   Subscriptions Receivable                                           (460,000)
   Retained (Deficit)                                               (2,712,571)
                                                                --------------
      Total shareholder's equity                                       171,272
                                                                --------------
      Total Liabilities and Shareholders' Equity                $    1,602,996
                                                                ==============



                                              INVICTA GROUP INC.
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (UNAUDITED)
==========================================================================================================
                                                                                 THREE           THREE
                                                                             MONTHS ENDING   MONTHS ENDING
                                                                                JUNE 30,        JUNE 30,
                                                                                  2003            2004
                                                                              ------------    ------------

   Revenues earned                                                            $     10,337    $  3,858,568
   Cost of sales                                                                                 3,613,000
                                                                              ------------    ------------
      Gross profit                                                                  10,337         245,568

   Selling, general, and administrative expenses                                   131,926         633,171
                                                                              ------------    ------------

      NET LOSS                                                                $   (121,589)   $   (387,603)
                                                                              ============    ============

   Net loss per share weighted average share, basic and diluted               $     (0.004)   $     (0.007)
                                                                              ============    ============

   Weighted average shares outstanding, basis and diluted                       31,682,200      55,421,051
                                                                              ============    ============




                                              INVICTA GROUP INC.
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (UNAUDITED)
==========================================================================================================
                                                                                  SIX             SIX
                                                                             MONTHS ENDING   MONTHS ENDING
                                                                                JUNE 30,        JUNE 30,
                                                                                  2003            2004
                                                                              ------------    ------------

   Revenues earned                                                            $     13,426    $  6,071,979
   Cost of sales                                                                                 5,698,590
                                                                              ------------    ------------
      Gross profit                                                                  13,426         373,389

   Selling, general, and administrative expenses                                   277,912       1,235,768
                                                                              ------------    ------------

      NET LOSS                                                                $   (264,486)   $   (862,379)
                                                                              ============    ============

   Net loss per share weighted average share, basic and diluted               $     (0.008)   $     (0.016)
                                                                              ============    ============

   Weighted average shares outstanding, basic and diluted                       31,682,200      52,296,068
                                                                              ============    ============






                                              INVICTA GROUP INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)
==========================================================================================================
                                                                                  SIX             SIX
                                                                             MONTHS ENDING   MONTHS ENDING
                                                                                JUNE 30,        JUNE 30,
                                                                                  2003            2004
                                                                              ------------    ------------

Cash  flows  from  operating  activities:
   Net income                                                                 $   (264,486)   $   (862,379)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                                                   4,500          39,890
      Amortization                                                                  21,600          27,900
      Stock issued for services                                                                    317,500
      Changes  in  assets  and  liabilities:
         Accounts receivable and prepaid expenses                                   27,624
         Other assets                                                                             (154,910)
         Accounts payable & accrued liabilities                                    149,845         283,286
                                                                              ------------    ------------
                                                                                   (60,917)       (348,713)
                                                                              ------------    ------------

Cash  flows  used  in  investing  activities:
   Capital asset expenditures                                                                       (9,046)

Cash  flows  used  in  financing  activities:
   Proceeds from long term debt                                                    147,496         184,000
   Proceeds from sale of comon stock                                                   800         593,095
   Payments on long term debt                                                      (77,202)       (446,637)
                                                                              ------------    ------------
                                                                                    71,094         330,458
                                                                              ------------    ------------

      Net change in cash and cash equivalents                                       10,177         (27,301)

Cash and cash equivalents, beginning of period                                       4,528         360,595
                                                                              ------------    ------------

Cash and cash equivalents, end of period                                      $     14,705    $    333,294
                                                                              ============    ============

ADDITIONAL  CASH  FLOW  INFORMATION:
CASH  PAID  DURING  THE  PERIOD  FOR:
   Interest (non capitalized)                                                 $          0    $      1,896
                                                                              ============    ============
   IncomeTaxes                                                                $          0    $          0
                                                                              ============    ============

NON-CASH  ACTIVITIES:
   Stock issued for acquisitions                                              $          0    $    510,000
                                                                              ============    ============
   Stock issued for deferred compensation payable                             $          0    $    621,225
                                                                              ============    ============
   Stock issued for stock subscriptions receivable                            $          0    $    452,000
                                                                              ============    ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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



            INVICTA  GROUP                          CASINO  RATED  PLAYERS
                            --------------          ----------------------

                   2001         2002         2003         2001         2002         2003
                ----------   ----------   ----------   ----------   ----------   ----------
Revenues        $        0   $    6,445   $    7,806   $  439,234*  $    1,800   $        0
Gross  profit   $        0   $    6,445   $    7,806   $   33,315   $    1,800   $        0




* Primarily derived from sale of air travel and not the sale of casino packages.


     ISIP  TELECOM  GROUP  .was  acquired  January 9, 2004 for 100,000 shares of
     --------------------
restricted shares of Invicta valued at $.10/share. ISIP provides the ability to make telephone calls worldwide using the internet, receiving clear reception at low rates. The platform is based on Cisco Powered network with a robust platform specifically designed to accommodate the delivery of IP-based communication services, includes long distance, IP phone and enhanced services.

February 25, 2004 ISIP announced a strategic technology partner, Oronoco Networks Inc. ISIP VoIP services will be offered to Oronoco's 35,000 database customers.

April 29,2004 ISIP Telecom, announced it had finalized its interface with its "IPhone" a USB connected telephone, and is ready to start marketing its products in North and South America.

ISIP's intention is to market to the 25,000 travel agents that Invicta has in its opt in data base through our subsidiary Airplan. Invicta has already mentioned the VoIP services, to several members of the travel industry, and they are keen to have the opportunity to market this inexpensive worldwide phone service The retail price of the phone is $49.99, which will include the USB telephone and 200 long distance minutes to select cities in the world. The phone and service can be purchased online, and a listing of USA and International rates: www.isiptelecom.com
        -------------------

     AIRPLAN INC was acquired February 18,2004 for $500,000 in Invicta stock and
     -----------
acceptance of $440,000 debt; the shares issued were 1 million. If the value of the stock is not $500,000 by February 18, 2005 Invicta will issue additional shares .Established in 1989, Airplan is a leading international Airline Ticket Consolidator serving: Europe, Asia, The Middle East, Africa and Australasian areas. Revenues in 2003 exceeded $7 million. Airplan has over 6,500 customers (travel agents) that buy airline tickets online 24/7. The management is lead by John Latimer, a 20 year veteran in the airline consolidator industry, John will remain as President of Airplan and report to David Scott, COO of Invicta Group Inc.

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

The acquisition activity for the 6 months ended June 30, 2004 is summarized in the following table. Property, plant and equipment of approximately $534,000 will be depreciated on a straight-line basis over a 5 year life. Purchased intangible assets of approximately $535,000 will be amortized on a straight-line basis over lives ranging from 5 to 10 years (weighted average life of 8.8 years).


3  Months  Ended
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

Fair values were determined by management's estimates without independent appraisal

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

REGISTRATIONS  PENDING:
-----------------------

     IVGA filed a Registration for equity funding 5/25/04, and responded to the SEC comments 7/20/04 and await further comments before becoming effective. Invicta Group, Inc. announced on June 7, 2004, it had entered into an agreement to obtain up to $3.3 million in institutional funding. In connection with this funding, IVGA has issued the investor a debenture in the amount of $300,000 and a warrant to purchase 3,000,000 shares of common stock of IVGA that have an exercise price of $1.00 per share. Upon each conversion of the debenture, the investor is required to exercise a portion of the warrant. The conversion price of the convertible debenture is based on the trading price of IVGA's common stock.

SHARES  ISSUED  2ST  QUARTER:
-----------------------------

     IVGA issued 7,305,000 shares from April 1,2004 to June 30,2004. The total shares outstanding 6/30/04 are 59,197,279. The shares issued were all common stock, and were a combination of restricted and free trading:

     ISSUED  SHARES:

1)   7,075,000  SB-2  shares  were  sold,  netting  $707,500 for working capital
2) 1,300,000 S-8 shares were issued: 900,000 for consulting fees; 400,000 for legal
3)   100,000  Restricted  Shares were issued for the acquisition of ISIP Telecom
     Inc.

     The following discussion and analysis should be read in conjunction with Invicta Group's consolidated financial statements included in this report.

RESULTS  OF  OPERATIONS:
------------------------

REVENUES:
---------

     Revenues for the quarter ended June 2004 were $3,858,568 as compared to revenues of $10,337 for the Quarter ended June 30, 2003. The revenues in both periods were derived principally from the sale of airline tickets. The primary reason for the increase in 2004 over 2003 was the acquisition of Airplan Inc. Revenues of Airplan are driven principally by marketing to their 6,500 travel agents with Fax and Email communication of international airline seats on sale. Airplan also markets print ads in travel trade publications' generating new clients and revenues. Their revenues are generated from their B-2-B website and their call center is located in Pittsburgh, PA.

COST  OF  REVENUES:
-------------------

     Revenues are the gross sales earned from airline tickets and travel products, and the cost of revenues are the net fares charged by the airlines and travel suppliers. The net fare cost for 2nd quarter 2004 was 93.7% of revenues. The competitive market place and airlines fare price wars has decreased gross operating profits margins from 9% to 6%. Management will seek to add new travel products: hotels, cruise, tour packages, and car rental services in an effort to increase margins and enhance revenues.

EXPENSES:
---------

     The major components of selling, general and administrative expenses for three months ended June 30, 2004 are professional fees $40,633, payroll of $245,705, marketing cost $67,583, start up expense of the new subsidiary Las Vegas Excitement Inc. totaling $67,583 . The total G&A expenses for the period were $629,171.

NET  LOSSES:
------------

     Net loss increased for the 2nd quarter ended June 30, 2004 to $387,603; loss per share: ($0.007) compared to a net loss of $121,589; loss per share ($0.004) for the 2nd quarter June 30, 2003. The increase in loss was principally due to professional fees, marketing expense, start up expense of subsidiary Las Vegas Excitement Inc. and gross margin decrease of 3% on airline tickets vs. same period 2003. Competition from the airlines and air consolidators has resulted in aggressive pricing in an effort to capture business and increase market share.

PRO  FORMA  INFORMATION  FOR  ACQUISITIONS:

                                    Six  Months  Ended
                                  June  30,      June  30
                                    2004           2003
                                 ----------     ----------

Gross  Revenues                  $8,802,843     $4,903,966
Net  Income  (Loss)                (918,043)      (475,031)
Earnings  (Loss)  Per  Share          (.018)         (.015)

LIQUIDITY:
----------

     At June 30, 2004 and 2003, Invicta Group's current ratios are .352% and ..04% respectively. Invicta Group has not generated sufficient revenue in any period to carry its costs of operations, realizing a negative cash flow from operations of $348,713 for 6 months 2004 compared to a negative cash flow of $60,917 for June 30, 2003. Invicta Group has derived its liquidity principally from a loan from Mr. Forhan in the amount of $320,671 in 2000, the sale of its common stock of Invicta Group Inc. and Casino Rated Players for an aggregate of $493,700 in 2000 thru 2002, $76,800 raised in 2003 from the sale of common stock, deferred executive compensation of $668,250 through December 31, 2003; and $1,121,500 equity funding from the sale of 11,275,000 shares of common stock in the first and second quarter of 2004.

     Invicta Group owes $297,403 to Mr. Forhan for loan repayments. Invicta Group will not make payments to Mr. Forhan until it has obtained more than $1 million from the sale of its shares; and has sufficient cash flow to operate IVGA.

CAPITAL  RESOURCES:
-------------------

     Invicta Group has substantially all the capital resources required to conduct its core business, consisting of its five web sites and search engine for air fares, casino players, cruise and tour packages, and travel related services, such as rental cars and lodging accommodations. Invicta Group anticipates $50,000 is needed for capital resources in 2004. Invicta will use the equity funding generated from pending SB-2 Registration to invest up to $50,000 in capital resources, expand its marketing activities with $150,000, and $200,000 to add personnel. IVGA will use the balance of funding to target acquisitions of airline consolidators, tour operators, casino representative companies and working capital.

ITEM  3.  CONTROLS  AND  PROCEDURES

     Invicta Group's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Invicta Group's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, Invicta Group's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to Invicta Group that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in Invicta Group's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

     Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  on  Form  8-K.

     On June 30, 2004, the Company filed a current report on form 8-K in connection with the acquisition of all of the assets of Jamaican Travel Specialist, Inc.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INVICTA GROUP INC.
                                  (Registrant)


Date:  August  24,  2004


                                   /s/  WILLIAM  FORHAN
                                   --------------------
                                   WILLIAM G. FORHAN
                                   Chief Executive Officer


Date:  August  24,  2004


                                   /s/  David  Scott
                                   -----------------
                                   David  Scott
                                   Chief Operating Officer