Form 10QSB/A
period 2004-06-30
INVICTA GROUP INC
filed 2004-08-26
CIK 1212570

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

          Notes  to  Financial  Statements                                  6-8

ITEM  2.  Management's  Discussion  and  Analysis                          9-13

ITEM  3.  Controls  and  Procedures                                          13

ITEM  4.  Quantitative and Qualitative Disclosures on Market Risk            13


PART  II

ITEM  1.  Legal  Proceedings                                                 14

ITEM  2.  Changes  in  Securities                                            14

ITEM  3.  Defaults  Upon  Senior  Securities                                 14

ITEM  4.  Submission of Matters to a Vote of Security Holders                14

ITEM  5.  Other  Information                                                 14

ITEM  6.  Exhibits                                                           14

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
                                                                              ============    ============


                              INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                  (UNAUDITED)


NOTE  A.  BASIS  OF  PRESENTATION
          -----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2003.

NOTE  B.  CHANGES  IN  STOCKHOLDERS' (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30,
          ----------------------------------------------------------------------
          2004
          ----



                                                     Common Stock              Additional Paid
                                                 Shares             $          in capital                Deficit
                                               ----------      ------------    ---------------        -------------

Balance  December  31,  2003                   34,629,970      $     34,637    $       815,386        $  (1,850,192)

Stock  issued  for  cash                       10,855,000            10,855          1,034,240

Stock issued for legal, consulting
and  marketing  services                        4,365,000             4,365            278,135

Stock  issued  for  intangible  assets            350,000               350             34,650

Stock issued for acquisitions                   1,100,000             1,100            508,900

Stock issued to officers in exchange
for prior years deferred compensation           7,765,312             7,765            613,460

Net loss for the six months ended
June  30,  2004                                                                                            (862,379)
                                               ----------      ------------    ---------------        -------------

Balance  June  30,  2004                       59,065,282      $     59,072    $     3,284,771        $  (2,708,571)
                                               ==========      ============    ===============        =============



NOTE  C.  INCOME  PER  SHARE
          ------------------

Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as convertible debentures, into common stock and stock purchase options. The Company's outstanding convertible debentures and options are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. At June 30, 2004 potentially dilutive securities consist of convertible debentures that could be converted into 433,666 common shares and options that could be converted into 3,882,656 common shares.

                              INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                  (UNAUDITED)


NOTE  D.   ACQUISITIONS
           ------------

ISIP  Telecom,  Inc.
--------------------

On January 8, 2004, the Company used the purchase method to acquire all of the common stock of ISIP Telecom, Inc., a Florida Corporation formed in 2003, in exchange for 100,000 restricted shares of the Company's common stock with a value of $.10 per share resulting in a total purchase price of $10,000. ISIP Telecom is a voice over internet protocol telecommunications company that will market long distance services over the internet to worldwide telephones and will be sold to the travel industry. The customers of ISIP pay a monthly fee in advance with no potential for refunds for a certain amount of long distance minutes. Revenue is recognized upon the receipt of funds for the long distance minutes purchased as there are no refunds. At the end of any accounting period, unearned revenues, if any, will be adjusted for. The Company's 2004 consolidated results include the operations of ISIP Telecom, Inc. from the date of acquisition.

Airplan,  Inc.
--------------

On February 18, 2004, the Company acquired all of the outstanding capital stock of Airplan, Inc., a Pennsylvania Corporation organized in 1989, for 1,000,000 shares of the Company's common stock of which 700,000 shares are restricted. Additionally, the Company will guarantee the value of the stock given as consideration to be at least $500,000 at 180 days after closing the transaction. If the value of the stock is less than $500,000, then additional shares will be issued based on the current market value to a total of $500,000. Airplan, Inc. is involved in the wholesale and retail travel industry. Clients of Airplan make a booking and send payment by credit card or check. A ticket is produced from the booking information. Revenue is recognized upon the receipt of the client's payment and a ticket is produced for the client's booking. Sales for published fares result in commission income for Airplan. Sales for unpublished fares are recorded as gross sales. The acquisition was accounted for as a purchase of a wholly-owned subsidiary and the results of its operations were included in the consolidated results of the Company from the date of acquisition. In addition, the selling shareholders have a 5 year Earn Out Agreement offering an earn out of 10% of EBITDA of Airplan, Inc. for each of the fiscal years ending December 31, 2004 through December 31, 2008 which will be accounted for as compensation for services.

The acquisition activity for the six months ended June 30, 2004 is summarized in the following table. Property, plant and equipment of approximately $534,000 will be depreciated on a straight-line basis over a 5 year life. Purchased intangible assets of approximately $535,000 will be amortized on a straight-line basis over lives ranging from 5 to 10 years (weighted average life of 8.8 years).


Six  Months  Ended
June  30,  2004  Activity
Assets  (Liabilities)                ISIP Telecom,                      Total
At Fair Value                        Inc.            Airplan, Inc.    Activity
--------------------------           -------------   ------------    ----------

Cash  and  other current assets      $           -   $    362,925    $  362,925

Property, plant equipment - net                  -        534,112       534,112

Purchased  intangible  assets               10,000        525,078       535,078

                              INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                  (UNAUDITED)



Accounts payable and other current
liabilities                                      -       (922,115)     (922,115)
                                     -------------   ------------    ----------

Net  Assets Acquired                 $      10,000   $    500,000    $  510,000
                                     =============   ============    ==========


Fair values were determined by management's estimates without independent appraisal.

A  description  of  the  purchased  intangible  assets  is  as  follows:

Domain  Name                         $  20,000
Internet  Websites  (2)                 35,000
Customer  Database                     300,000
Airline  Contracts                     130,078
Trademark                               50,000
                                     ---------

Total Purchased Intangible Assets    $ 535,078
                                     =========

The unaudited pro forma information for the six months ended June 30, 2004 and 2003 assumes the acquisitions occurred as of the beginning of each respective year, after giving effect to certain adjustments, including amortization and depreciation based upon the adjustments to the fair values of intangibles and property, plant and equipment acquired. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisitions been effected at the beginning of each period presented.

Pro  Forma  Information  for  Acquisitions:

                                                     Six  Months  Ended
                                                 June  30,          June  30,
                                                   2004               2003
                                                ----------         ----------

     Gross  Revenues                            $8,082,843         $4,903,966
     Net  Income  (Loss)                          (918,043)          (475,031)
     Earnings  (Loss)  Per  Share                    (.018)             (.015)


NOTE  E.  DEFERRED  OFFICER'S  COMPENSATION  AND  STOCK  OPTIONS
          ------------------------------------------------------

On January 6, 2004, the Company entered into an agreement with its officers to issue restricted common stock and options in lieu of the deferred salary owed to the officers. The board approved and authorized the issuance of 7,765,313 shares of its common stock, and granted options for and additional 3,882,656 shares, in exchange for approximately $621,000 of deferred compensation. The stock issued is restricted for one year. The exercise price of the options are $.25, and are for a period of 5 years.

                              INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                  (UNAUDITED)


NOTE  F.  GOING  CONCERN
          --------------

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses of $2,708,571 since inception and the Company had negative working capital of $620,310 at June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. During the next 12 months, management does not believe that it will be able to generate cash sufficient to support its operations. As a result, the Company's ability to continue as a going concern is contingent upon its ability to secure equity funding, financing and to attain profitability. Management has raised over $500,000 in equity funding in 2004 and it has entered into a securities purchase agreement with Golden Gate Investors, Inc. in connection with the sale of (i) $300,000 in convertible debentures and (ii) warrants to buy 3,000,000 shares of our common stock. In addition, management plans to continue to look for acquisitions to enhance profitability. Management feels the synergy of the subsidiaries will create profitability in the future.

Management feels that its equity and financing plans will provide the working capital to allow it to continue as a going concern, however, there can be no assurances the Company will be successful in its efforts to secure additional equity funding, financing or attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

ITEM  4.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK:

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


                                   INVICTA GROUP INC.
                                  (Registrant)


Date:  August  26,  2004


                                   /s/  WILLIAM  FORHAN
                                   --------------------
                                   WILLIAM G. FORHAN
                                   Chief Executive Officer


Date:  August  26,  2004


                                   /s/  David  Scott
                                   -----------------
                                   David  Scott
                                   Chief Operating Officer