Form 10QSB/A
period 2004-03-31
INVICTA GROUP INC
filed 2004-11-03
CIK 1212570

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

ITEM  1.  FINANCIAL  STATEMENTS



                               INVICTA GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                    UNAUDITED
================================================================================


                                     ASSETS

Current  assets:
   Cash and cash equivalents                                         $   319,826
   Prepaid Expenses                                                        4,089
                                                                     -----------
      Total current assets                                               323,915

Property and equipment, net of accumulated depreciation
of $ 694,946                                                             131,685

Other  assets:
   Surety Bond Deposit                                                    71,410
                                                                     -----------
      Total Assets                                                   $   527,010
                                                                     ===========

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current  liabilities:
   Accounts payable and accrued liabilities                          $ 1,038,115
   Notes payable and convertible debentures                              107,999
   Deferred officer compensation                                          85,025
                                                                     -----------
      Total current liabilities                                        1,231,139

Long-term  debt
   Notes Payable - shareholders                                          369,549
                                                                     -----------
      Total Liabilities                                                1,600,688

Shareholders'  (Deficit):
   Preferred stock par value $ .001 10,000,000 shares authorized;
   none outstanding                                                            0
   Common stock, par value $.001, 190,000,000 shares
   authorized, 51,590,282 issued and outstanding                          51,597
   Additional paid in capital                                          2,287,246
   Notes  Receivable  related  to  stock  sales
   and Subscriptions Receivable                                          (78,000)
   Retained Earnings (Deficit)                                        (3,334,521)
                                                                     -----------
      Total Shareholders' (Deficit)                                   (1,073,678)

      Total Liabilities and Shareholders' Deficit                    $   527,010
                                                                     ===========



                              INVICTA GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    UNAUDITED
================================================================================

                                                      2004               2003
                                                   ----------         ----------

   Revenues                                        $  128,429         $    3,089

   Cost of sales                                          608
                                                   ----------         ----------

      Gross Profit                                    127,821              3,089

   Selling, general, and administrative expenses      588,397            145,986
   Asset impairment charge                          1,023,753
                                                   ----------         ----------

      Operating loss                               (1,484,329)          (142,897)

      NET LOSS                                     (1,484,329)          (142,897)
                                                   ==========         ==========

   Basic and diluted loss per common share         $   (0.033)        $   (0.005)
                                                   ==========         ==========

   Weighted average common shares outstanding      45,340,316         31,682,200
                                                   ==========         ==========




                               INVICTA GROUP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    UNAUDITED
==================================================================================

                                                       2004               2003
                                                   ------------       ------------

Cash  flows  from  operating  activities:
   NET (LOSS)                                      $ (1,484,329)      $   (142,897)
   Adjustments  to  reconcile  net  income  to  net
   cash  provided  by  operating  activities:
      Depreciation                                        7,560              2,250
      Amortization                                        6,450             10,800
      Asset impairment charge                         1,023,753
      Stock issued for services                         233,000
      Changes  in  assets  and  liabilities:
         Accounts receivable and prepaid expenses                           37,353
         Stock subscription receivable                  (70,000)
         Other assets                                   (71,410)
         Accounts payable and accrued expenses          163,394             75,078
                                                   ------------       ------------
         Net Cash (Used) by Operating Activities   $   (191,582)      $    (17,416)
                                                   ------------       ------------

Cash  flows  used  in  investing  activities:
   Capital asset expenditures                      $          -       $          -
                                                   ------------       ------------
         Net Cash (used in) Investing Activities              -                  -

Cash  flows  from  financing  activities:
   Proceeds from long term debt                    $     34,000       $     35,446
   Proceeds from sale of common stock                   484,595                800
   Payments on long term debt                          (367,782)           (22,277)
                                                   ------------       ------------
         Net Cash provided by Financing Activities $    150,813       $     13,969
                                                   ------------       ------------

         Net change in cash and cash equivalents        (40,769)            (3,447)

Cash and cash equivalents, beginning of period          360,595              4,528
                                                   ------------       ------------

Cash and cash equivalents, end of year             $    319,826       $      1,081
                                                   ============       ============

CASH  PAID  DURING  THE  PERIOD  FOR:
   Interest (non capitalized)                      $        896       $          -
                                                   ============       ============
   Income Taxes                                    $          -       $          -
                                                   ============       ============

NON-CASH  ACTIVITIES:
   Stock  issued  for  acquisitions                $    510,000       $          -
                                                   ============       ============
   Stock issued for deferred compensation payable  $    621,225       $          -
                                                   ============       ============


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

NOTE  B.  CHANGES  IN  STOCKHOLDERS'  (DEFICIT) FOR THE THREE MONTHS ENDED MARCH
          31,  2004



                                                     Common Stock              Additional Paid
                                                 Shares             $          in capital                Deficit
                                               ----------      ------------    ---------------        -------------

Balance  December  31,  2003                   34,629,970      $     34,637    $       815,386        $  (1,850,192)
Stock  issued  for  cash                        5,205,000             5,205            479,390
Stock issued for legal and marketing services   2,890,000             2,890            230,110
Stock issued for acquisitions                   1,100,000             1,100            148,900
Stock issued to officers in exchange
for prior years deferred compensation           7,765,312             7,765            613,460
Net loss for the three months ended
March 31, 2004                                                                                           (1,484,329)
                                               ----------      ------------    ---------------        -------------

Balance  March  31,  2004                      51,590,282      $     51,597    $     2,287,246        $  (3,334,521)
                                               ==========      ============    ===============        =============


                              INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                    UNAUDITED

NOTE  C.  INCOME  PER  SHARE

Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as convertible debentures, into common stock and stock purchase options. The Company's outstanding convertible debentures and options are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. At March 31, 2004 potentially dilutive securities consist of convertible debentures that could be converted into 433,666 common shares and options that could be converted into 3,882,656 common shares.

NOTE  D.  ACQUISITIONS

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

Airplan,  Inc.
--------------

On February 18, 2004, the Company acquired all of the outstanding capital stock of Airplan, Inc., a Pennsylvania Corporation organized in 1989, for 1,000,000 shares of the Company's common stock of which 700,000 shares are restricted. Additionally, the Company will guarantee the value of the stock given as consideration to be at least $500,000 at 180 days after closing the transaction. If the value of the stock is less than $500,000, then additional shares will be issued based on the current market value to a total of $500,000. Airplan, Inc. is involved in the wholesale and retail travel industry. Clients of Airplan make a booking and send payment by credit card or check. A ticket is produced from the booking information. Revenue is recognized upon the receipt of the client's payment and a ticket is produced for the client's booking. Sales for published and unpublished fares are recorded on a net basis. The acquisition was accounted for as a

                              INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                    UNAUDITED

purchase of a wholly-owned subsidiary and the results of its operations were included in the consolidated results of the Company from the date of acquisition. In addition, the selling shareholders have a 5 year Earn Out Agreement offering an earn out of 10% of EBITDA of Airplan, Inc. for each of the fiscal years ending December 31, 2004 through December 31, 2008 which will be accounted for as compensation for services.

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


Three  Months  Ended
March  31,  2004  Activity
Assets  (Liabilities)                ISIP Telecom,                      Total
At Fair Value                        Inc.            Airplan, Inc.    Activity
--------------------------           -------------   ------------    ----------

Cash  and  other current assets      $           -   $    362,925    $  362,925
Property,  plant  equipment  - net               -        134,112       134,112
Purchased  goodwill                         10,000        925,078       935,078
Accounts payable and other current
  liabilities                                    -       (922,115)     (922,115)
                                     -------------   ------------    ----------

Net  Assets  Acquired                $      10,000   $    500,000    $  510,000
                                     =============   ============    ==========


Fair values were determined by management's estimates without independent appraisal.

All goodwill acquired has been written off during the quarter ending March 31, 2004 as an impairment loss.

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

                              INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                    UNAUDITED

Pro  Forma  Information  for  Acquisitions:


                                                     Three  Months  Ended
                                                  MARCH 31,          MARCH 31,
                                                    2004               2003
                                                ------------       ------------

   Gross  Revenues                              $    245,952         $  227,627
   Net Income (Loss)                              (1,543,450)          (206,908)
   Earnings  (Loss)  Per  Share                        (.033)             (.007)


NOTE  E.  DEFERRED  OFFICER'S  COMPENSATION  AND  STOCK  OPTIONS

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

The Company has incurred losses of $3,334,521 since inception and the Company had negative working capital of $907,224 at March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS,
                LIQUIDITY AND FINANCIAL CONDITION MARCH 31, 2004


MANAGEMENT'S  DISCUSSION

BACKGROUND:
-----------

     INVICTA GROUP INC. began its business operations in July 2001 with advertising of discount air travel tickets in newspapers in South Florida, which resulted in limited sales beginning in September of that year . See explanation below of accounting treatment of reverse acquisition, which reflects no sales in 2001 based on the results of operations of Casino Rated Players. Although it introduced its web site, www.dontpayfullfare.com in January 2002, ticket sales have remained confined primarily to the telephone from inception to the date hereof. In early 2002 Invicta Group initiated negotiations for the acquisition of its wholly owned subsidiary, Casino Rated Players, which was completed on July 15, 2002.

ACQUISITIONS:
-------------

     CASINO RATED PLAYERS began its operations in July 2000, with sales of airline tickets and tour packages. Casino Rated Players introduced its web site, www.casinoratedplayers.com , in March 2001 but did not generate any commission revenues from casinos during that year. During 2001 and 2002, Casino Rated Players revenues were derived almost entirely from sale of airline tickets and general travel packages, and not from what was intended to be its primary focus the sale of casino tour packages, which it has not had funding to advertise. During 2002, Casino Rated Players earned approximately $1,800 in casino commissions as a result of casino patrons who discovered casinoratedplayers.com by doing their own web searches. Invicta Group intends to begin marketing Casino Rated Players casino travel packages in the month of June 2004 and expects casino travel package products and casino player commissions to become a significant part of its business.

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

     The retail price of the phone is $49.99, which will include the USB telephone and 200 long distance minutes to select cities in the world. The phone and service can be purchased online, and a listing of USA and International rates:www.isiptelecom.com

     AIRPLAN INC was acquired February 18,2004 for $500,000 in Invicta stock and
     -----------
acceptance of $440,000 debt; the shares issued were 1 million. If the value of the stock is not $500,000 by August 18, 2004 Invicta will issue additional shares. Established in 1989, Airplan is a leading international Airline Ticket Consolidator serving: Europe, Asia, The Middle East, Africa and Australasian areas. Revenues in 2003 exceeded $7 million. Airplan has over 6,500 customers (travel agents) that buy airline tickets online 24/7. The management is lead by John Latimer, a 20 year veteran in the airline consolidator industry, John will remain as President of Airplan and report to David Scott, COO of Invicta Group.

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

     The acquisition activity for the three months ended March 31, 2004 is summarized in the following table. Property, plant and equipment of approximately $534,000 will be depreciated on a straight-line basis over a 5 year life. Purchased intangible assets of approximately $535,000 will be amortized on a straight-line basis over lives ranging from 5 to 10 years (weighted average life of 8.8 years)

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


NEW  SUBSIDIARY  START  UP:

     LAS  VEGAS EXCITEMENT INC. March 15, 2004/ Invicta Group Inc. announced the
     -------------------------
opening of its Las Vegas office. Invicta is setting up a inbound tour operation which will offer Las Vegas rooms, car rentals, air transportation, show tickets, limos, sightseeing tours and free rooms to casino qualified players; reservations can be made by phone or on the Internet 24/7.The name of the newest subsidiary is "Las Vegas Excitement Inc." and can be found online at www.lasvegasexcitement.com. April 5, 2004 Las Vegas Excitement Inc. announced it has entered into services agreements with 18 hotels in Las Vegas to provide hotel rooms for its packages to this exciting city. Las Vegas Excitement has also entered into arrangements with various sightseeing and tour operators who will provide tours by air, and motor coach and private limousines to the various sites in and around Las Vegas

REGISTRATIONS  APPROVED:

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


RESULTS  OF  OPERATIONS:

REVENUES:
---------

     Revenues for the quarter ended March 31 2004 were $128,429 as compared to revenues of $3,089 for the Quarter ended March 31, 2003. The revenues in both periods were derived principally from the net commission and fees of airline tickets. The primary reason for the increase in 2004 over 2003 was the acquisition of Airplan Inc. Revenues of Airplan were driven principally by marketing to their 6,500 travel agents with Fax and Email communication of international airline seats on sale. Airplan also markets print ads in travel trade publications' generating new clients and revenues their revenues are generated from their B-2B website and their call center located in Pittsburgh, PA.

COST  OF  REVENUES:
-------------------

     Revenues are the net commissions and fees earned from the sale of airline tickets and travel products, there is no cost of sales reported. The competitive market place and airlines price wars has decreased commission margins from sales from 9% to 6%. Management will seek to add new travel products: hotels, cruise, tour packages, and car rental services in an effort to increase margins and enhance revenues.

EXPENSES:
---------

     The major components of selling, general and administrative expenses for the three months ended March 31, 2004 are professional fees $42,811, the market awareness campaign of the new public company totaling $235,000, and salaries of $90,000; totaling $367,811. The total G&A expenses for the period were $602,597

NET  LOSSES:
------------

     Net  loss  increased  for  the  first  quarter  ended  March 31, 2004,  to:
$1,484,329; loss per share: $0.033 compared to a net loss of $142,897; loss per share $0.005 for the first quarter March 31, 2003. The increase in loss was principally due to professional fees of $42,811 and $235,000 cost for market awareness of IVGA; and the write off of Intangible Assets for $1,023,753.

Pro  Forma  Information  for  Acquisitions:


                                                   Three  Months  Ended
                                                 MARCH 31,          MARCH 31,
                                                   2004               2003
                                                ----------         ----------

     Gross  Sales                               $4,224,275         $2,223,434
     Net  Income  (Loss)                          (501,150)          (206,908)
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


                                       INVICTA GROUP INC.
                                      (Registrant)



Date:  November  2,  2004              /s/  WILLIAM  FORHAN
                                       --------------------
                                       WILLIAM  FORHAN
                                       Chief  Executive  Officer



Date:  November  2,  2004              /s/  David  Scott
                                       -----------------
                                       David  Scott
                                       Chief  Operating  Officer