Form 10QSB/A
period 2004-06-30
INVICTA GROUP INC
filed 2004-11-03
CIK 1212570

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

PART  I

ITEM  1.   FINANCIAL  STATEMENTS


                               INVICTA GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                  (UNAUDITED)
==============================================================================

                                     ASSETS

Current  assets:
   Cash and cash equivalents                                    $      333,294
   Prepaid Expenses                                                      4,089
                                                                --------------
      Total current assets                                             337,383

Property and equipment, net of accumulated depreciation
of $713,876                                                            121,800

Other  assets:
   Surety Bond Deposit                                                  71,410
   Security Deposits                                                     1,000
   Intangible assets, net of accumulated amortization of $ -0-          82,500
                                                                --------------
      Total Assets                                              $      614,093
                                                                ==============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current  liabilities:
   Accounts payable and accrued liabilities                     $    1,131,007
   Notes payable and convertible debentures                             74,661
   Deferred officer compensation                                       112,025
                                                                --------------
      Total current liabilities                                      1,317,693

Long-term  debt
   Notes Payable  - shareholders                                       324,031
   Convertible Debenture                                               150,000
                                                                --------------
      Total Liabilities                                              1,791,724

Shareholder's  equity:
   Preferred stock par value $.001 10,000,000 shares authorized;
   none outstanding                                                          0
   Common stock, par value $ .001, 90,000,000 shares
   authorized, 59,065,282 issued and outstanding                        59,072
   Additional paid in capital                                        2,924,771
   Notes receivable related to stock sales
   and Subscriptions Receivable                                       (460,000)
   Retained (Deficit)                                               (3,701,474)
                                                                --------------
      Total shareholder's equity                                    (1,177,631)

      Total Liabilities and Shareholders' Equity                $      614,093
                                                                ==============



                                              INVICTA GROUP INC.
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                JUNE 30, 2004
                                                 (UNAUDITED)
==========================================================================================================
                                                                                 THREE           THREE
                                                                             MONTHS ENDING   MONTHS ENDING
                                                                                JUNE 30,        JUNE 30,
                                                                                  2003            2004
                                                                              ------------    ------------

   Revenues earned                                                            $     10,337    $    248,877

   Cost of sales                                                                                     3,309
                                                                              ------------    ------------

      Gross profit                                                                  10,337         245,568

Selling, general, and administrative expenses                                      131,926         612,521
                                                                              ------------    ------------

      NET LOSS                                                                $   (121,589)   $   (366,953)
                                                                              ============    ============

Net loss per share weighted average share, basic and diluted                  $     (0.004)   $     (0.007)
                                                                              ============    ============

Weighted  average  shares  outstanding,  basis  and  diluted                    31,682,200      55,421,051
                                                                              ============    ============





                                              INVICTA GROUP INC.
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                JUNE 30, 2004
                                                 (UNAUDITED)
==========================================================================================================
                                                                                  SIX             SIX
                                                                             MONTHS ENDING   MONTHS ENDING
                                                                                JUNE 30,        JUNE 30,
                                                                                  2003            2004
                                                                              ------------    ------------

   Revenues earned                                                            $     13,426    $    377,306

   Cost of sales                                                                                     3,917
                                                                              ------------    ------------

      Gross profit                                                                  13,426         373,389

   Selling, general, and administrative expenses                                   277,912       1,200,918
   Asset impairment charge                                                                       1,023,753
                                                                              ------------    ------------

      NET LOSS                                                                $   (264,486)   $ (1,851,282)
                                                                              ============    ============

Net loss per share weighted average share, basic and diluted                  $     (0.008)   $     (0.035)
                                                                              ============    ============

Weighted  average  shares  outstanding,  basic  and  diluted                    31,682,200      52,296,068
                                                                              ============    ============





                                              INVICTA GROUP INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                JUNE 30, 2004
                                                 (UNAUDITED)
==========================================================================================================
                                                                                  SIX             SIX
                                                                             MONTHS ENDING   MONTHS ENDING
                                                                                JUNE 30,        JUNE 30,
                                                                                  2003            2004
                                                                              ------------    ------------

Cash  flows  from  operating  activities:
   Net income                                                                 $   (264,486)   $ (1,851,282)
   Adjustments  to  reconcile  net  income  to  net
   cash  provided  by  operating  activities:
      Depreciation                                                                   4,500          26,490
      Amortization                                                                  21,600           6,450
      Asset impairment charge                                                                    1,023,753
      Stock issued for services                                                                    317,500
      Changes  in  assets  and  liabilities:
         Accounts receivable and prepaid expenses                                   27,624
         Other assets                                                                             (154,910)
         Accounts payable & accrued liabilities                                    149,845         283,286
                                                                              ------------    ------------
                                                                                   (60,917)       (348,713)

Cash  flows  used  in  investing  activities:
   Capital asset expenditures                                                                       (9,046)

Cash  flows  used  in  financing  activities:
   Proceeds from long term debt                                                    147,496         184,000
   Proceeds from sale of comon stock                                                   800         593,095
   Payments on long term debt                                                      (77,202)       (446,637)
                                                                              ------------    ------------
                                                                                    71,094         330,458
                                                                              ------------    ------------
         Net change in cash and cash equivalents                                    10,177         (27,301)

Cash and cash equivalents, beginning of period                                       4,528         360,595
                                                                              ------------    ------------

Cash and cash equivalents, end of period                                      $     14,705    $    333,294
                                                                              ============    ============


CASH  PAID  DURING  THE  PERIOD  FOR:
   Interest (non capitalized)                                                 $          0    $      1,896
                                                                              ============    ============
   IncomeTaxes                                                                $          0    $          0
                                                                              ============    ============

NON-CASH  ACTIVITIES:
   Stock issued for acquisitions                                              $          0    $    510,000
                                                                              ============    ============
   Stock issued for deferred compensation payable                             $          0    $    621,225
                                                                              ============    ============
   Stock issued for stock subscriptions receivable                            $          0    $    452,000
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

NOTE  B.  CHANGES  IN  STOCKHOLDERS' (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30,
          2004


                                                     Common Stock              Additional Paid
                                                 Shares             $          in capital                Deficit
                                               ----------      ------------    ---------------        -------------

Balance  December  31,  2003                   34,629,970      $     34,637    $       815,386        $  (1,850,192)
Stock  issued  for  cash                       10,855,000            10,855          1,034,240
Stock issued for legal, consulting
and  marketing  services                        4,365,000             4,365            278,135
Stock  issued  for  intangible  assets            350,000               350             34,650
Stock issued for acquisitions                   1,100,000             1,100            148,900
Stock issued to officers in exchange
for prior years deferred compensation           7,765,312             7,765            613,460
Net loss for the six months ended
June  30,  2004                                                                                          (1,851,282)
                                               ----------      ------------    ---------------        -------------

Balance  June  30,  2004                       59,065,282      $     59,072    $     2,924,771        $  (3,701,474)
                                               ==========      ============    ===============        =============


                              INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                  (UNAUDITED)

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

                               INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

                               INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

Pro  Forma  Information  for  Acquisitions:

                                                     Six  Months  Ended
                                                 June  30,          June  30,
                                                   2004               2003
                                                ----------         ----------

   Gross  Revenues                              $  494,829         $  430,470
   Net  Income  (Loss)                          (1,910,403)          (475,031)
   Earnings  (Loss)  Per  Share                      (.037)             (.015)


NOTE  E.  INTANGIBLE  ASSETS

Intangible assets consist of software and software enhancements purchased for use in regards to the Company's web-site and search capabilities. The Company will amortize this software ratably over a 5-year period beginning July 1, 2004.

NOTE  F.  AMOUNTS  PAYABLE  FROM  PURCHASE  OF  AIRPLAN

Included in accounts payable and accrued liabilities is a payable of $360,000 resulting from the purchase of Airplan. The payable is a result of the difference in the purchase price of $500,000 and the $140,000 value of the 1,000,000 shares of stock issued at the time of the purchase. The Company has guaranteed the stock value to .50 per share, and must issued additional shares to compensate the sellers for any shortfall in the value of the stock as of February 28, 2005.

NOTE  G.  DEFERRED  OFFICER'S  COMPENSATION  AND  STOCK  OPTIONS

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

NOTE  H.  GOING  CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses of $3,701,474 since inception and the Company had negative working capital of $980,310 at June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                              INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                  (UNAUDITED)

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

NOTE  I.  RESTATEMENT  OF  QUARTERLY  REPORTS

The Company has amended its prior quarterly filings for the quarter ended March 31, 2004, and June 30, 2004 as follows:

Quarter ending March 31, 2004. Originally filed on May 17, 2004. First amendment filed on June 17, 2004 to include the term "unaudited"on the financial statement headings. Second amendment filed on October 14, 2004 recognizing revenue on a net basis instead of on the gross method of reporting.

Quarter ending June 30, 2004. Originally filed on August 24, 2004. First amendment filed on August 26, 2004 to include the footnotes inadvertently omitted in the original filing. Second amendment filed on October 14, 2004 recognizing revenue on a net basis instead of on the gross method of reporting.

NOTE  J.  SUBSEQUENT  EVENTS

Airplan  Stock  Value  Guarantee:
On September 2, 2004, the Company entered into an agreement for an extension of time to guarantee the stock value for the 1,000,000 shares issued for the purchase of Airplan. The Company had agreed to guarantee a value of .50 per share within 180 days of the original transaction or issue additional shares to compensate the sellers to a value of .50 per share. The extension is valid through February 28, 2005.

                              INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                  (UNAUDITED)

ISIP  Telecom  Spinoff:

On July 2, 2004, Invicta Group, Inc.'s board of directors approved a spin-off of its subsidiary ISIP Telecom, Inc. Shareholders of record as of August 20, 2004 will receive 1 share of ISIP Telecom, Inc., for every 5 shares owned in Invicta Group, Inc. Invicta Group, Inc. will maintain a 25% ownership in ISIP Telecom, Inc.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

BACKGROUND
----------

     INVICTA GROUP INC. began its business operations in July 2001 with advertising of discount air travel tickets in newspapers in South Florida, which resulted in limited sales beginning in September of that year . See explanation below of accounting treatment of reverse acquisition, which reflects no sales in 2001 based on the results of operations of Casino Rated Players. Although it introduced its web site, www.dontpayfullfare.com in January
                                           -----------------------
2002, ticket sales have remained confined primarily to the telephone from inception to the date hereof. In early 2002 Invicta Group initiated negotiations for the acquisition of its wholly owned subsidiary, Casino Rated Players, which was completed on July 15, 2002.

ACQUISITIONS
------------

     CASINO RATED PLAYERS began its operations in July 2000, with sales of airline tickets and tour packages. Casino Rated Players introduced its web site, www.casinoratedplayers.com, in March 2001 but did not generate any
--------------------------
commission revenues from casinos during that year. During 2001 and 2002, Casino Rated Players revenues were derived almost entirely from sale of airline tickets and general travel packages, and not from what was intended to be its primary focus the sale of casino tour packages, which it has not had funding to advertise. During 2002, Casino Rated Players earned approximately $1,800 in casino commissions as a result of casino patrons who discovered casinoratedplayers.com by doing their own web searches. Invicta Group intends to begin marketing Casino Rated Players casino travel packages in the month of June 2004 and expects casino travel package products and casino player commissions to become a significant part of its business.

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

ISIP's intention is to market to the 25,000 travel agents that Invicta has in its opt in data base through our subsidiary Airplan. Invicta has already mentioned the VoIP services, to several members of the travel industry, and they are keen to have the opportunity to market this inexpensive worldwide phone service. The retail price of the phone is $49.99, which will include the USB telephone and 200 long distance minutes to select cities in the world. The phone and service can be purchased online, and a listing of USA and International rates: www.isiptelecom.com
        -------------------

     AIRPLAN INC was acquired February 18,2004 for $500,000 in Invicta stock and
     -----------
acceptance of $440,000 debt; the shares issued were 1 million. If the value of the stock is not $500,000 by February 18, 2005 (initial date was 8/18/2004, revised on 9/2/2004 to 2/18/2005) Invicta will issue additional shares totaling $500,000; the number shares will be determined by the average stock price of IVGA February 7-18, 2005.

Established  in  1989,  Airplan  is  a  leading  international  Airline  Ticket
Consolidator serving: Europe, Asia, The Middle East, Africa and Australasian areas. Net revenues in 2003 were $629,390 derived from gross sales of $7,849,047.

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

Net  Assets  Acquired                $      10,000   $    500,000    $  510,000
                                     =============   ============    ==========


Fair values were determined by management's estimates without independent appraisal


NEW  SUBSIDIARY  START  UP
--------------------------

     LAS VEGAS EXCITEMENT INC. March 15, 2004/ Invicta Group Inc.  announced the
     ------------------------
opening of its Las Vegas office. Invicta is setting up a inbound tour operation which will offer Las Vegas rooms, car rentals, air transportation, show tickets, limos, sightseeing tours and free rooms to casino qualified players; reservations can be made by phone or on the internet 24/7.The name of the newest subsidiary is "Las Vegas Excitement Inc." and can be found online at www.lasvegasexcitement.com. April 5, 2004 Las Vegas Excitement Inc. announced it
--------------------------
has entered into services agreements with 18 hotels in Las Vegas to provide hotel rooms for its packages to this exciting city. Las Vegas Excitement has also entered into arrangements with various sightseeing and tour operators who will provide tours by air, and motor coach and private limousines to the various sites in and around Las Vegas

REGISTRATIONS  APPROVED:
------------------------

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


RESULTS  OF  OPERATIONS:
------------------------

REVENUES:
---------

     Revenues are net commission and fees, there is no cost of sale. Revenues for the quarter ended June 2004 were $248,877 as compared to revenues of $10,337 for the Quarter ended June 30, 2003. The revenues in both periods were derived principally from the commission and fees earned from the sale of airline tickets. The primary reason for the increase in 2004 over 2003 was the acquisition of Airplan Inc. 2/18/04.

     Revenues for 6 months of 2004 totaled $377,306 versus $13,426 for 6 months 2003. Revenues of Airplan are driven principally by marketing to their 6,500 travel agents with Fax and Email communication of international airline seats on sale. Airplan also markets print ads in travel trade publications' generating new clients and revenues. Their revenues are generated from their B-2-B website and their call center is located in Pittsburgh, PA.

COST  OF  REVENUES:
-------------------

     Revenues are the net commission and fees from airline tickets and travel products. Management will seek to add new travel products: hotels, cruise, tour packages, and car rental services in an effort to increase margins and enhance revenues.

EXPENSES:
---------

     The major components of selling, general and administrative expenses for three months ended June 30, 2004 are professional fees $40,633, payroll of $245,705, marketing cost $67,583, start up expense of the new subsidiary Las Vegas Excitement Inc. totaling $67,583 . The total G&A expenses for the period were $629,171.

NET  LOSSES:
------------

     Net loss for the 2nd quarter ended June 30, 2004 was $366,953; loss per share: ($0.007) compared to a net loss of $121,589; loss per share ($0.004) for the 2nd quarter June 30, 2003. The increase in loss was principally due to professional fees, marketing expense, start up expense of subsidiary Las Vegas Excitement Inc. and gross margin decrease of 3% on airline tickets vs. same period 2003. Competition from the airlines and air consolidators has resulted in aggressive pricing in an effort to capture business and increase market share.

PRO  FORMA  INFORMATION  FOR  ACQUISITIONS:


                                      Six  Months  Ended
                                   June  30,        June  30
                                     2004             2003
                                 ------------     ------------

Net  Revenues                    $    377,306     $     13,428
Net  Income  (Loss)              $ (1,851,282)    $   (264,486)
Earnings  (Loss) Per Share              (.035)           (.008)


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