Form 10QSB
period 2004-09-30
INVICTA GROUP INC
filed 2004-11-17
CIK 1212570

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of  September  30, 2004:
63,722,279  shares

Number  of  shares of preferred stock outstanding as of September 30, 2004: None

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

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

                               INVICTA GROUP INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
==============================================================================

                                     ASSETS
                                                                      2004
                                                                  ------------

CURRENT  ASSETS:
----------------
   Cash and cash equivalents                                          $143,759
   Accounts Receivable                                                  10,135
   Prepaid Expenses                                                      7,270
                                                                  ------------
      TOTAL CURRENT ASSETS                                             161,164

   Property and equipment, net of accumulated depreciation
                                     of $730,807                       120,613

OTHER  ASSETS:
   Surety Bond Deposit                                                  71,410
   Security Deposits                                                     1,000
   Intangible  assets,  net  of  accumulated
   amortization of $ 4,125                                              83,375
                                                                  ------------
      TOTAL ASSETS                                                    $437,562
                                                                  ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT  LIABILITIES
   Accounts payable and accrued liabilities                    $    $1,075,941
   Notes payable and convertible debentures                             99,127
   Deferred officer compensation                                       174,025
                                                                  ------------
      TOTAL CURRENT LIABILITIES                                      1,349,093
                                                                  ------------

LONG TERM  DEBT
   Notes Payable  - shareholders                                       296,149
   Convertible Debenture                                               280,800
                                                                  ------------
      TOTAL LIABILITIES                                              1,926,042
                                                                  ------------

SHAREHOLDERS  EQUITY:
   Preferred  stock  par  value  $.001  10,000,000  shares  authorized;
   none outstanding                                                          0
   Common  stock,  par  value  $  .001,  200,000,000  shares
   authorized, 63,722,279 issued and outstanding
                                                                        63,597
   Additional paid in capital                                        2,634,746
   Notes  receivable  related  to  stock  sales
   and Subscriptions Receivable                                       (110,000)
   Retained (Deficit)                                               (4,076,823)
                                                                  ------------
      TOTAL STOCKHOLDERS' EQUITY                                    (1,488,480)
                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    437,562
                                                                  ============



                                          INVICTA GROUP INC.
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                               (UNAUDITED)
==========================================================================================================
                                                                                THREE           THREE
                                                                             MONTHS ENDING   MONTHS ENDING
                                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                                  2003            2004
                                                                              ------------    ------------


REVENUES:
---------

   Revenues earned                                                            $      1,480    $    254,650

   Cost of sales                                                                                     4,825
                                                                              ------------    ------------

      GROSS PROFIT                                                                   1,480         249,825

   Selling, general, and administrative expenses                                   147,191         639,774
                                                                              ------------    ------------

      NET LOSS                                                                $   (145,711)   $   (389,949)
                                                                              ============    ============

   Net loss per share weighted average, basic and diluted
                                                                              $     (0.005)   $     (0.006)
                                                                              ============    ============

   Weighted average shares outstanding, basis and diluted                       31,732,200      60,567,999
                                                                              ============      ==========






                                              INVICTA GROUP INC.
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)
==========================================================================================================
                                                                                NINE            NINE
                                                                             MONTHS ENDING   MONTHS ENDING
                                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                                  2003            2004
                                                                              ------------    ------------

   Revenues earned                                                            $    14,906     $    631,956

   Cost of sales                                                                                     8,742
                                                                              ------------    ------------

      GROSS PROFIT                                                                 14,906          623,214

   Selling, general, and administrative expenses                                  425,103        1,840,692
   Asset impairment charge                                                                       1,023,753
                                                                              ------------    ------------

      NET LOSS                                                                $   (410,197)   $ (2,241,231)
                                                                              ============    ============

   Net loss per share weighted average, basic and diluted                     $     (0.013)   $     (0.040)
                                                                              ============    ============

   Weighted average shares outstanding, basic and diluted                       31,732,200      56,670,165
                                                                              ============    ============





                           INVICTA GROUP INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
==========================================================================================================

                                                                                  2004            2003
                                                                              ------------    ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
-----------------------------------------
   Net income                                                                 $   (410,197)   $ (2,241,231)
   Adjustments  to  reconcile  net  income  to  net
   cash  provided  by  operating  activities:
      Depreciation                                                                   6,000          45,420
      Amortization                                                                  32,400          10,575
      Asset impairment charge                                                                    1,023,753
      Stock issued for services                                                                    385,500
      Write off of receivable from affiliate                                                        14,600
      Changes  in  assets  and  liabilities:
         Accounts receivable and prepaid expenses                                   24,310         (10,135)
         Other assets                                                                             (163,091)
         Accounts payable & accrued liabilities                                    231,545         290,220
                                                                              ------------    ------------
                                                                                  (115,942)       (644,389)
                                                                              ------------    ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
:----------------------------------------
   Capital asset expenditures                                                         (600)        (26,789)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Proceeds from long term debt                                                    196,103         350,305
   Proceeds from sale of comon stock                                                   800         589,595
   Payments on long term debt                                                      (77,202)       (485,558)
                                                                              ------------    ------------
                                                                                   119,701         454,342
                                                                              ------------    ------------

      NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                          3,159        (216,836)

CASH  AND  CASH  EQUIVALENTS
   BEGINNING OF THE PERIOD                                                           4,528         360,595
                                                                              ------------    ------------

   END OF THE PERIOD                                                          $      7,687    $    143,759
                                                                              ============    ============


CASH  PAID  DURING  THE  PERIOD  FOR:
   Interest (non capitalized)                                                 $          0    $      1,896
                                                                              ============    ============
   IncomeTaxes                                                                $          0    $          0
                                                                              ============    ============

NON-CASH  ACTIVITIES:
   Stock issued for acquisitions                                              $          0    $    510,000
                                                                              ============    ============
   Stock issued for deferred compensation payable                             $          0    $    621,225
                                                                              ============    ============
   Stock issued for stock subscriptions receivable                            $          0    $     77,000
                                                                              ============    ============





          See accompanying notes to consolidated financial statements




                               INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


ITEM  A.
--------

NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2003.

NOTE B.   CHANGES IN STOCKHOLDERS' (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER
          ----------------------------------------------------------------------
30,  2004
---------

                                                     Common Stock              Additional Paid
                                                 Shares          Amount        in capital                Deficit
                                               ----------      ------------    ---------------        -------------


Balance  December  31,  2003                   34,629,970      $     34,637    $       815,386        $  (1,850,192)

Stock  issued  for  cash                       11,105,000            11,105            680,490

Stock  issued  for  legal,  consulting
  and  marketing  services                      8,640,000             8,640            341,860

Stock  issued  for  intangible  assets            350,000               350             34,650

Stock issued for acquisitions                   1,100,000             1,100            148,900

Stock  issued  to  officers  in  exchange
for  prior  years  deferred  compensation       7,765,312             7,765            613,460

Net  loss  for  the  nine  months  ended
September  30,  2004                                                                                     (2,241,231)
                                               ----------      ------------    ---------------        -------------

Balance  September  30,  2004                  63,590,282      $     63,597    $     2,634,746           (4,076,823)
                                               ==========      ============    ===============        =============



NOTE  C.   INCOME  PER  SHARE
           ------------------

Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as convertible debentures, into common stock and stock purchase options. The Company's outstanding convertible debentures and options are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. At September 30, 2004 potentially dilutive securities consist of convertible debentures that could be converted into 433,666 common shares and options that could be converted into 3,882,656 common shares.

                               INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

The acquisition activity for the nine months ended September 30, 2004 is summarized in the following table. Property, plant and equipment of approximately $134,000 will be depreciated on a straight-line basis over a 5 year life. All goodwill acquired has been written off during the quarter ending March 31, 2004 as an impairment loss.


Nine  Months  Ended
September  30,  2004  Activity
Assets  (Liabilities)                ISIP Telecom,                         Total
At Fair Value                        Inc.           Airplan, Inc.       Activity
------------------------------       ------------   -------------     ----------

Cash  and  other current assets      $          -   $     362,925     $  362,925

Property,  plant  equipment  - net              -         134,112        134,112

Purchased  goodwill                        10,000         925,078        935,078


                               INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)



Accounts  payable  and
other current liabilities                      -        (922,115)      (922,115)
                                    ------------   -------------     ----------

Net  Assets Acquired                $     10,000   $     500,000     $  510,000
                                    ============   =============     ==========


Fair values were determined by management's estimates without independent appraisal.


The unaudited pro forma information for the nine months ended September 30, 2004 and 2003 assumes the acquisitions occurred as of the beginning of each respective year, after giving effect to certain adjustments, including amortization and depreciation based upon the adjustments to the fair values of intangibles and property, plant and equipment acquired. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisitions been effected at the beginning of each period presented.

Pro  Forma  Information  for  Acquisitions:

                                                     Nine  Months  Ended
                                                 Sept.  30,       Sept.  30,
                                                    2004             2003
                                                 -----------      ----------

     Gross  Revenues                             $   746,834       $ 564,562
     Net  Income (Loss)                           (2,257,895)       (689,785)
     Earnings  (Loss)  Per  Share                      (.040)          (.021)


NOTE  E.   INTANGIBLE  ASSETS
           ------------------

Intangible assets consist of software and software enhancements purchased for use in regards to the Company's web-site and search capabilities. The Company will amortize this software ratably over a 5-year period beginning July 1, 2004.

NOTE  F.   AMOUNTS  PAYABLE  FROM  PURCHASE  OF  AIRPLAN
           ---------------------------------------------

Included in accounts payable and accrued liabilities is a payable of $360,000 resulting from the purchase of Airplan. The payable is a result of the difference in the purchase price of $500,000 and the $140,000 value of the 1,000,000 shares of stock issued at the time of the purchase. The Company has guaranteed the stock value to .50 per share, and must issued additional shares to compensate the sellers for any shortfall in the value of the stock as of February 18, 2005.


                               INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE  G.   DEFERRED  OFFICER'S  COMPENSATION  AND  STOCK  OPTIONS
           ------------------------------------------------------

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

The Company has incurred losses of $4,062,223 since inception and the Company had negative working capital of $1,173,329 at September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. During the next 12 months, management does not believe that it will be able to generate cash sufficient to support its operations. As a result, the Company's ability to continue as a going concern is contingent upon its ability to secure equity funding, financing and to attain profitability. Management has raised over $690,000 in equity funding in 2004 and it has entered into a securities purchase agreement with Golden Gate Investors, Inc. in connection with the sale of (i) $300,000 in convertible debentures and (ii) warrants to buy 3,000,000 shares of our common stock. In addition, management plans to continue to look for acquisitions to enhance profitability. Management feels the synergy of the subsidiaries will create profitability in the future.

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


NOTE  I.   RESTATEMENT  OF  QUARTERLY  REPORTS
           -----------------------------------

The Company has amended its prior quarterly filings for the quarter ended March 31, 2004, and June 30, 2004 as follows:

Quarter ending March 31, 2004. Originally filed on May 17, 2004. First amendment filed on June 17, 2004 to include the term "unaudited" on the financial statement headings. Second amendment filed on October 14, 2004 recognizing revenue on a net basis instead of on the gross method of reporting.


                               INVICTA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)



Quarter ending June 30, 2004. Originally filed on August 24, 2004. First amendment filed on August 26, 2004 to include the footnotes inadvertently omitted in the original filing. Second amendment filed on October 14, 2004 recognizing revenue on a net basis instead of on the gross method of reporting.

NOTE  J.   OTHER  MATTERS
           --------------

Airplan  Stock  Value  Guarantee:
On September 2, 2004, the Company entered into an agreement for an extension of time to guarantee the stock value for the 1,000,000 shares issued for the purchase of Airplan. The Company had agreed to guarantee a value of .50 per share within 180 days of the original transaction or issue additional shares to compensate the sellers to a value of .50 per share. The extension is valid through February 18, 2005.

ISIP  Telecom  Spinoff:

On July 2, 2004, Invicta Group, Inc.'s board of directors approved a spin-off of its subsidiary ISIP Telecom, Inc. Shareholders of record as of August 20, 2004 will receive 1 share of ISIP Telecom, Inc., for every 5 shares owned in Invicta Group, Inc. Invicta Group, Inc. will maintain a 25% ownership in ISIP Telecom, Inc.

NOTE  K.   SUBSEQUENT  EVENTS
           ------------------

Equity  Investment:
On October 15, 2004, the Company received $50,000 as a prepayment to its SB-2 Registration.

SB-2  Approval:
On November 5, 2004, the Company received its approval for its SB-2 registration becoming effective as of November 5, 2004. The Registration will allow the Company the company to raise $3.3 million dollars over the next 24 months in exchange of issuing free trading shares.


ITEM  2.  MANAGEMENT  DISCUSSION  AND  ANALYSIS

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


9  Months  Ended
Sept  30,  2004  Activity
Assets  (Liabilities)                ISIP Telecom,                      Total
At Fair Value                        Inc.            Airplan, Inc.    Activity
--------------------------           -------------   ------------    ----------

Cash and other current assets        $           -   $    362,925    $  362,925
Property, plant equipment - net                  -        134,112       134,112
Purchased intangible assets                 10,000        925,078       935,078
Accounts payable and other
current liabilities                              -       (922,115)     (922,115)
                                     -------------   ------------    ----------

Net  Assets  Acquired                $      10,000   $    500,000    $  510,000
                                     =============   ============    ==========


Fair values were determined by management's estimates without independent appraisal


NEW  SUBSIDIARY  START  UP
--------------------------

LAS  VEGAS  EXCITEMENT  INC.
----------------------------

     March 15, 2004/ Invicta Group Inc. announced the opening of its Las Vegas office. Invicta is setting up a inbound tour operation which will offer Las Vegas rooms, car rentals, air transportation, show tickets, limos, sightseeing tours and free rooms to casino qualified players; reservations can be made by phone or on the internet 24/7.The name of the newest subsidiary is "Las Vegas Excitement Inc." and can be found online at www.lasvegasexcitement.com. April 5,
                                            --------------------------
2004 Las Vegas Excitement Inc. announced it has entered into services agreements with 18 hotels in Las Vegas to provide hotel rooms for its packages to this exciting city. Las Vegas Excitement has also entered into arrangements with various sightseeing and tour operators who will provide tours by air, and motor coach and private limousines to the various sites in and around Las Vegas

REGISTRATIONS  APPROVED:
------------------------

     Invicta filed a post effective amendment SB-2 Registration issuance of 12,000,000 shares of common stock, par value $.001. The SB-2 Registration became effective on February 5, 2004. The selling price of the stock was $.11 per share with a 10% increase or 10% decrease ($.10 - $.12 per share). The equity funds were used for Invicta's working capital.

REGISTRATIONS  PENDING:
-----------------------

     IVGA filed a Registration for equity funding 5/25/04, and responded to the SEC comments 10/21/04 and await becoming effective. Invicta Group, Inc. announced on June 7, 2004, it had entered into an agreement to obtain up to $3.3 million in institutional funding. In connection with this funding, IVGA has issued the investor a debenture in the amount of $300,000 and a warrant to purchase 3,000,000 shares of common stock of IVGA that have an exercise price of $1.00 per share. Upon each conversion of the debenture, the investor is required to exercise a portion of the warrant. The conversion price of the convertible debenture is based on the trading price of IVGA's common stock.

SHARES  ISSUED  3RD  QUARTER:
-----------------------------

     IVGA issued 4,525,000 shares from July 1,2004 to September 30,2004. The total shares outstanding 9/30/04 are 63,772,279. The shares issued were all common stock, and free trading:

ISSUED  SHARES:

1) 200,000 S-8 shares were issued to two Advisory Directors for one year's service on the IVGA Advisory Board.
2) 3,975,000 S-8 shares were issued: 3,250,000 for consulting fees; 725,000 for legal fees
3)   100,000  shares  were  issued  for  the  acquisition  of  ISIP Telecom Inc.
4)   250,000  shares were SB-2 shares that IVGA received $25,000 equity funding.

     The following discussion and analysis should be read in conjunction with Invicta Group's consolidated financial statements included in this report.

RESULTS  OF  OPERATIONS:
------------------------

REVENUES:
---------

     Revenues are net commission and fees, there is no cost of sale. Revenues for the quarter ended September 30, 2004 were $254,650 as compared to revenues of $1,480 for the Quarter ended September 30, 2003. The revenues in both periods were derived principally from the commission and fees earned from the sale of airline tickets. The primary reason for the increase in 2004 over 2003 was the acquisition of Airplan Inc. on 2/18/04.

     Revenues for 9 months of 2004 totaled $631,956 versus $14,906 for 9 months 2003.

     Revenues of Airplan are driven principally by marketing to their 6,500 travel agents with Fax and Email communication of international airline seats on sale. Airplan also markets print ads in travel trade publications' generating new clients and revenues. Their revenues are generated from their B-2-B website and their call center is located in Pittsburgh, PA.

COST  OF  REVENUES:
-------------------

     Revenues are the net commission and fees from airline tickets and travel products. Net recognition of revenues eliminates cost of revenues.

EXPENSES:
---------

     The major components of selling, general and administrative expenses for three months ended September 30, 2004 are professional fees $53,469, payroll of $252,461, marketing cost $132,000 . The total G&A expenses for the period were $625,174.

NET  LOSSES:
------------

     Net loss for the 3rd quarter ended September 30, 2004 was ($389,949); loss per share: ($0.007) compared to a net loss of ($145,711); loss per share ($0.004) for the 3rd quarter September 30, 2003. The loss was principally due to marketing expenses of IVGA and its subsidiaries.


PRO  FORMA  INFORMATION  FOR  ACQUISITIONS:

                                                   Nine  Months  Ended
                                              September 30,      September 30
                                                  2004               2003
                                              ------------       ------------

Net  Revenues                                 $    494,829       $    439,470
Net  Income  (Loss)                           $ (1,910,403)      $   (475,031)
Earnings  (Loss)  Per  Share                         (.037)             (.015)

FUNDING:
--------

     Invicta raised $25,000 in the 3rd Quarter from private investors issuing a Promissory Note maturing December 31,2004; paying interest at 12% annually, and offering 5 warrants for every dollar loaned to the company (exercise price 5 cents, 12 months to exercise from time of loan); total warrants issued are 125,000.

     Invicta raised $25,000 with sale of 250,000 shares of SB-2 stock at $.10 per share.

     Invicta raised $130,800 from a Convertible Debenture, payable in free trading stock from current SB-2 Registration filed with SEC.

LIQUIDITY:
----------

     At September 30, 2004 and 2003, Invicta Group's current ratios were .352% and .04% respectively. Invicta Group has not generated sufficient revenue in any period to carry its costs of operations, realizing a negative cash flow from operations of $216,836 for 9 months 2004 compared to a positive cash flow of $3,159 for September 30, 2003. Invicta Group has derived its liquidity principally from a loan from Mr. Forhan in the amount of $320,671 in 2000; the sale of its common stock for an aggregate of $570,500 from 2000 - 2003.

CAPITAL  RESOURCES:
-------------------

     Invicta Group has substantially all the capital resources required to conduct its core business, consisting of its five web sites and search engine for air fares, casino players, cruise and tour packages, and travel related services, such as rental cars and lodging accommodations. Invicta Group anticipates $25,000 is needed for capital resources in 2004. Invicta will use the equity funding generated from pending SB-2 Registration to invest up to $25,000 in capital resources, expand its marketing activities with $ 70,000, and $50,000 to add personnel. IVGA will use the balance of funding for working capital.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits  and  Index  of  Exhibits

31.1(a)  and  (b)        Rule  13a-14(a)/15d-14(a)  Certifications  pursuant  to
                         Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

32.1  and  32.2          Section  1350  Certification pursuant to Section 906 of
                         the  Sarbanes-Oxley  Act  of  2002.

(b)  Reports  on  Form  8-K.

On August 24, 2004, the Company has amended its current report originally filed on June 30, 2004, in connection with its decision to unwind the acquisition of the assets of the Jamaican Travel Specialist, Inc. The Company has decided to unwind the acquisition of the Jamaican, due to unresolved questions pertaining to the financial diligence performed by the Company.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INVICTA  GROUP  INC.
                                           (Registrant)



Date:  November  15,  2004                  /s/  WILLIAM  FORHAN
                                            --------------------
                                            WILLIAM  FORHAN
                                            Chief  Executive  Officer


Date:  November  15,  2004                  /s/  David  Scott
                                            --------------------
                                            David  Scott
                                            Chief  Operating  Officer