Form 10KSB
period 2004-12-31
INVICTA GROUP INC
filed 2005-10-11
CIK 1212570

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From _______ to _______.

Commission File Number: 333-102555

INVICTA GROUP INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Nevada	91-2051923
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

9553 Harding Avenue, Suite 301
Miami Beach, FL 33154
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code: (305) 866-6525

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock par value $.0001 per share

Securities Registered Pursuant to Section 12(g) of the Act: None

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __  No _X_

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

    The issuer's revenues for its most recent fiscal year were approximately $734,402.

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask price of the Common Stock on the OTC Bulletin Board system on October 11, 2005 of $.0021, was proximately $498,895. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of common stock outstanding as of September 30, 2005 was 237,569,367.

 FORWARD - LOOKING STATEMENTS AND IMPORTANT
FACTORS AFFECTING FUTURE RESULTS

    Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. They use words such as “anticipate”, “believe”, “expect”, “estimate”, “project”, “intend”, “plan”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

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

PART I

Item 1.    DESCRIPTION OF BUSINESS

    Invicta Group began its business in July 2000 by offering airline tickets and other travel-related products and services over the telephone and has expended to offering them over the Internet. Invicta Group is a holding company that owns 6 subsidiary in the Travel, Entertainment and Telecom Industries.

    IVGA has been unsuccessful generating profits from its subsidiaries in 2004, in spite of sales exceeding $10 million (revenues were $734,402). The company has been under capitalized from the day it became a public company. Marketing dollars were not available to brand the subsidiaries, margins were too low, and the high cost of staffing call centers, versus generating sales on the internet, resulted in operational losses exceeding $1.5 million for the calendar year 2004.

    The stock price dropped from $.15 in January 2004 to less than 2/10 of a cent October 2005. The reasons for decreased value is the continued losses from operations, and the equity financing needed to resolve the under capitalized status of the company. The equity financing has supported the survival of IVGA, but the marketmakers and public continue to sell stock at the Bid price resulting in “death spiral” of IVGA stock. Management is forced to continue selling shares for cash proceeds, but is seeking a loan that will replace the equity funding. Invicta has currently terminated all staff and is receiving minimal revenues, due to lack of working capital. The company is seeking new equity funding and will begin marketing and generating revenues after funds have been received.

    The future of IVGA needs to change. Management has downsized staffing and expensive employees inherited from acquisitions made in 2004, and has agreed to (1) change its business model from a call center reservation to virtual call center (eliminating office rent, phone cost, and staffing); and (2) more importantly starting a new subsidiary that sells advertising to travel suppliers online, generating revenues from advertising income on its website: www.travelhotlink.com

    Travel Hot Link will offer discounted travel to its database of 40 million travel enthusiasts that are seeking travel bargains online. The traveler selects the travel supplier it desires by clicking on to its web address linking the traveler and supplier together to complete the purchase. Travel Hot Link does not get involved with the reservation; its revenues are generated from the Travel Supplier that advertises its travel products online.

    IVGA has created the Travel Hot Link website and needs to hire staff to generate revenues. Funding again becomes the question and the problem.

Invicta has three opportunities to raise money: 1) Hire Consultants (out source) to manage the website and telemarket prospective Travel Suppliers (customers) using S-8 stock for currency; 2) Equity Funding via a SB-2 Registration for 300 million shares in an effort to raise $300,000 to $500,000; 3) Promissory Note using Preferred stock as collateral, size of note needed is $500,000.

    Invicta is currently negotiating funding opportunities that will be used for the implementation of Travel Hot Link’s business plan.

    Invicta has currently terminated all staff and is receiving minimal revenues, due to lack of working capital. The Company is seeking new equity funding and will begin marketing and generating revenues after funds have been received.

Travel Hot Link has competitors; Travel Zoo is best known for selling media online to travel suppliers. Travel Zoo is a public company that has over 300 clients that spent over $33 million in 2004, resulting in excess of $11 million pre tax income in 2004. TZOO market cap is currently over $500 million. The success of TZOO is encouraging to IVGA management, they believe there is a market for a new company to compete effectively as the marketplace grows and more travelers use the Internet to purchase travel.

Travel Hot Link will use a database of 40 million to compete with TZOO database of 8 million travel enthusiasts. Travel Hot Link will offer discounts to its initial potential customers and IVGA management will personally contact travel suppliers to enhance the success of Travel Hot Link and IVGA.

The new business model and new subsidiary offers IVGA the opportunity for survival and additional funding should provide the capital resource to generate a profit in 2006. Management believes a profitable company will increase stock value and assure survival.

Invicta plans to Spin -Off two subsidiaries and receive stock of the new companies; they will file Registrations to become public companies trading on the OTCBB exchange and sell their Securities in an effort to raise Equity funding and implement their respective business plans. Invicta will benefit with a stronger Balance Sheet of the stock of the subsidiaries they Spin Off (Casino Rated Players and ISIP Telecom Inc.)

Invicta will close two subsidiaries: Airplan Inc and Don’t Pay Full Fare, both companies are in the airline ticketing business, the small margins and expensive Branding cost prohibit profits; the energy will be focused on the two remaining subs.

Invicta will market two remaining subsidiaries via Travel Hot Link and print advertising: Cruise Excitement www.cruiseexcitement.com and Las Vegas Excitement www.lasvegasexcitement.com, if they are successful in raising equity funding for their marketing campaigns.

Item 2.    DESCRIPTION OF PROPERTY

Travel Hot Link (THL) website www.travelhotlink.com offers travel suppliers the opportunity to sell perishable inventory at a discount to travelers that are seeking a travel deal. The website focuses on several products in the travel industry and breaks them into categories: Hotels , Car Rentals, Air Transportation, Cruises, Travel Holiday Packages and then offers specific locations of the product: Car Rentals…(N America, Europe, Asia, etc); Cruises…(Caribbean, Alaska, Hawaii etc.).

THL will also promote top 10 destinations on the Home Page each month, highlighting the suppliers, and receiving additional revenue for their strategic placement.

Travel Suppliers will pay Travel Hot Link to send Emails to Travel Enthusiasts; the viewer will link directly to interested supplier; and purchase from the supplier.

PRODUCTS AND SERVICES

Invicta will offer Cruise Vacations and Las Vegas Products, if they are successful in raising over $300,000 from the sale of its stock. The stock price will have to climb to over 5 cents/share in order for Invicta to raise additional equity funding; the initial $300,000 will be targeted for Travel Hot Link.

The services offered by the subsidiaries will be a call center to personally handle reservations and a website: www.cruiseexcitement.com;  www.lasvegasexcitement.com. The websites will both offer air transportation, cabins/rooms, car rentals, and inclusive travel packages.

Item 3.    Legal Proceedings.

"Invicta received on 1/15/05 a law suit from the owners of Jamaican Travel Services claiming a Breach of Purchase Agreement and cancellation of Employment Contract with Invicta. Invicta entered a Purchase Agreement with Jamaican Travel 6/12/04 and rescinded the Agreement due to lack of due diligence information on 8/22/04. Invicta answered plaintiff’s complaint by wholly denying plaintiff’s claims and alleging in a counterclaim that plaintiffs are indebted to Invicta in the amount of $25,000 for misappropriated funds and $16,000 airline tickets paid on behalf of the plaintiffs. The case has been assigned to non-binding judicial arbitration, expected in Oct/Nov 2005. As for the range of potential damages if plaintiff’s claims prevail is $92,000, less up to potential $25,000 misappropriation, plus attorney fees and costs. If Invicta prevails, it will recover its attorney’s fees and costs. "

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters

Market for the Shares:

    Invicta Group's common stock quoted on the OTC Bulletin Board under the trading symbol of "IVGA". Quotations began on October 26, 2003. The high and low bid quotations for Invicta between that date and the date hereof have been $.45 and $.0018 per share.

    Invicta Group's common stock is owned of record by approximately 1100 shareholders. Invicta Group management team has 3,882,636 Options, exercise price is $.25, expiring 1/6/2009. Invicta Group has 237,569,367 shares issued and outstanding. All shares are free trading except 30,495,312 owned by Invicta Group's directors and officers.

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

GENERAL

    Invicta Group is authorized by its Articles of Incorporation to issue 1 Billion shares of common stock, par value $.0001 per share, and 50 million shares of preferred stock, par value $.0001per share.

COMMON STOCK

    A total of 237,569,367 shares of common stock are issued and outstanding as of 10/3/2005; Invicta authorized is 1 Billion common shares. Each of the common shares has the following rights:

1. To receive its equal share of dividends when the board decides to declare them from Invicta Group's funds which can be legally used to pay dividends;

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

PREFERRED STOCK

    The board of directors is authorized to determine, without stockholder approval, the designations, rights, preferences, powers and limitations of Invicta Group's 50,000,000 shares of authorized preferred stock immediately prior to issuance of any preferred shares. Invicta Amended Par Value of Common and Preferred Shares to $.0001 January 20, 2005. Invicta Group has issued 175,000 preferred shares.

TRANSFER AGENT AND REGISTRAR

    The transfer agent and registrar for Invicta Group's common stock is Florida Atlantic Stock Transfer, 7130 Nob Hill Road, Tamarac, FL 33321.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

Background

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

    Invicta has currently terminated all staff and is receiving minimal revenues, due to lack of working capital. The Company is seeking new equity funding and will begin marketing and generating revenues after funds have been received."

Acquisitions

    Casino Rated Players began its operations in July 2000, with sales of airline tickets and tour packages. Casino Rated Players introduced its web site, www.casinoratedplayers.com , in March 2001 but did not generate any commission revenues from casinos during that year.

    The acquisition of Casino Rated Players by Invicta Group, on 7/15/02 was treated as a purchase in a reverse acquisition in which the subsidiary, Casino Rated Players, is the survivor for accounting purposes, even though Invicta Group is the survivor for legal purposes. Invicta Group issued 13,151,000 of its shares in exchange for the issued and outstanding shares of Casino Rated Players held by that company's stockholders and an additional one million shares to Mr. Forhan in payment of $500,000 in accrued and unpaid compensation due to him from that company; stock valued at $.50 per share. William Forhan joined the management of Invicta Group Inc. as President CEO July 15, 2002.

    ISIP Telecom Group .was acquired January 9, 2004 for 100,000 shares of restricted shares of Invicta valued at $.10/share. ISIP provides the ability to make telephone calls worldwide using the Internet, receiving clear reception at low rates. The platform is based on Cisco Powered network with a robust platform specifically designed to accommodate the delivery of IP-based communication services, includes long distance, IP phone and enhanced services. www.isiptelecom.com

Airplan Inc was acquired February 18, 2004 for $500,000 in Invicta stock and acceptance of $440,000 debt; the shares issued were 1 million. If the value of the stock is not $500,000 by February 18, 2005 (initial date was 8/18/2004, revised on 9/2/2004 to 2/18/2005) Invicta will issue additional shares totaling $500,000; the number shares will be determined by the average stock price of IVGA February 7-18, 2005. Airplan’s President (seller) resigned from Airplan 12/1/04 and from IVGA Board Directors, causing unrepairable damage to Airplan. Latimer had a 5 year Employment Agreement that was assurance to Invicta that Airplan could once again become profitable. Airplan lost contracts with airlines that represented 35% of Airplan’s business within 1 week of Latimer’s departure. Latimer was the key to airline suppliers relationships, his departure began the decline in business that resulted in the closing of Airplan. Invicta management does intend to not pay any future stock to Latimer, due to his resignation 4 years before termination, and only 1 day advance notice.

 New Subsidiary Start Up

    Las Vegas Excitement Inc (LASE) on March 15, 2004, Invicta Group Inc. announced the opening of its Las Vegas office. Invicta is setting up a inbound tour operation which will offer Las Vegas rooms, car rentals, air transportation, show tickets, limos, sightseeing tours and free rooms to casino qualified players; reservations can be made by phone or on the internet 24/7.The name of the subsidiary is “Las Vegas Excitement Inc.” and can be found online at www. lasvegasexcitement.com . LASE has terminated all staff at its Las Vegas call center and will remain closed until Invicta can raise marketing dollars via equity funding exceeding $300,000.

    Cruise Excitement (CEI) was started July 1, 2004 with offices in Miami Beach. Cruise Excitement is a Cruise only company and has a web site : www.cruiseexcitement.com specializing in cruise sales as a B-2-C company. It sells cruise cabins to individuals, groups and offers Poker Cruises for selected dates. CEI has not had advertising dollars to market cruises, and all employees have been terminated. CEI will begin marketing cruises and hiring of sales staff if Invicta raises more than $300,000 in equity funding.

The following discussion and analysis should be read in conjunction with Invicta Group's consolidated financial statements included in this report.

Results of Operations

    Revenues

    Revenues are net commission and fees, there is no cost of sale. Revenues for the year ended December 31, 2004 were $734,402 as compared to revenues of $7,805 for the year ended December 31, 2003. The revenues in both periods were derived principally from the commission and fees earned from the sale of airline tickets. The primary reason for the increase in 2004 over 2003 was the acquisition of Airplan Inc. and start up of two subsidiaries.

    Revenues of Airplan are driven principally by marketing to their 6,500 travel agents with Fax and Email communication of international airline seats on sale. Airplan also markets print ads in travel trade publications’ generating new clients and revenues.

     Expenses

    The major components of general and administrative expenses for twelve months ended December 31, 2004 are Payroll $1,079,531; Marketing $577,386
($426,000 paid in stock); Professional fees $317,981. The total G&A expenses for the year were $2,771,400.

Net Losses

    Net loss for the year ended December 31, 2004 was ($3,292,955); loss per share: ($0.055) compared to a net loss of ($905,402); loss per share ($0.028) for the year ended December 31, 2003.

    Net Operating Loss was $2,126,037 for the year; The Company wrote off all Intangible Assets from the Balance Sheet, totaling $1,166,918.

Funding

    Invicta raised $1,503,595 in 2004 from: $224,595 sale of stock options; $709,000 SB-2 Registration; and $550,000 pre paid debenture from Golden Gate Investors Inc.; and an additional $25,000 was raised with Investor Promissory Notes.

Liquidity

    At of December 31, 2004 and 2003, Invicta Group's current ratios were .116% and .013% respectively. Invicta Group has not generated sufficient revenue in any period to carry its costs of operations, realizing a positive cash flow of $110,859 for year-end 2004. Invicta Group has derived its liquidity principally from the sale of stock in 2004.

Capital Resources

    Invicta needs additional capital invested in the company to assure survival; without new equity funding the company cannot survive. Invicta has negotiated a minimum of $300,000 funding from an Institutional Investor upon approval of a new SB-2 Registration of 300 million free trading shares as collateral. The funding could increase to $6 Million equity funding if the stock price exceeds $.03 per share. Invicta management believes THL will be profitable and will increase the value of its stock, increasing equity funding and the success of the company.

Invicta Group, Inc. Financial Statements

Item 7. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Invicta Group Inc.

We have audited the accompanying consolidated balance sheets of Invicta Group Inc. and subsidiaries (a Nevada Corporation) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Invicta Group, Inc. and its subsidairies as of December 31, 2003, were audited by other auditors whose report dated April 13, 2004, on those statements included that an explanatory paragraph for a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invicta Group Inc. and subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the financial statements, the Company incurred significant losses from operations, and because of these losses, the Company has a working capital deficiency, which raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company, P.A.

Coral Springs, Florida September 27, 2005

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

Larry Wolfe
Certified Public Accountant

Miami, Florida
April 13, 2004

INVICTA GROUP INC.
CONSOLIDATED BALANCE SHEET
December 31, 2004 and 2003

ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$148,243	$1,759
Accounts receivable	16,157
Prepaid expenses	4,089
Total current assets	168,489	1,759

Property and equipment, net of accumulated depreciation
of $ 30,466 for 2004 and $ 22,966 for 2003	26,176	5,132
Other assets:
Intangible assets, net of accumulated
amortization of $ 8,250 for 2003 and $ 67,174 for 2003	71,750	95,125
Travel bond deposit	71,410
Security Deposits	3,000
Total other assets	146,160	95,125
Total Assets	$340,825	$102,016

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$702,198	$43,689
Accrued expenses and other liabilities	445,150
Notes payable and convertible debentures	669,600	54,100
Capital lease obligations	80,999
Deferred officer compensation	554,187	668,250
Total current liabilities	2,452,134	766,039

Long-term debt
Notes Payable - shareholders	276,977	344,146
Total Liabilities	2,729,111	1,110,185

Commitments and contigencies (see note )

Shareholders' (Deficit):
Preferred stock par value $ .001 10,000,000 shares authorized;
none outstanding	0	0
Common stock, par value $ .001, 200,000,000 shares
authorized 114,155,777 issued and outstanding	114,156	34,637
Additional paid in capital	2,640,705	815,386
Notes Receivable related to stock sales
and Subscriptions Receivable		(8,000)
Accumulated Deficit	(5,143,147)	(1,850,192)
Total Shareholders' (Deficit)	(2,388,286)	(1,008,169)
Total Liabilities and Shareholders' (Deficit)	$340,825	$102,016

The accompanying notes are an integral part of the financial statements

INVICTA GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Two Years Ended December 31, 2004

	2004	2003

Commissions earned	$734,402	$7,806

Cost of sales	94,739

Gross margin	639,663	7,806

Selling, general, and administrative expenses	2,741,353	818,208
Asset impairment charge	1,023,753	95,000

Loss from Operations	(3,125,443)	(905,402)

Other income and (expense)
Interest income	72
Interest expense	(35,273)
Loss on abandonment of assets	(143,165)
Monority interest loss allocation	10,854
Net loss	($3,292,955)	($905,402)

Basic and diluted loss per common share	($0.055)	($0.028)

Weighted average common shares outstanding	60,320,003	32,088,263

The accompanying notes are an integral part of the financial statements

INVICTA GROUP INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
For the two years Ended December 31, 2004

	Common Stock		Additional Paid
	Shares		$in capital	Deficit

Balance December 31, 2002	31,717,200	$31,717	$498,530	($944,790)

Issuance of Common Stock for cash from
January 3, 2003 thru September 19, 2003
@ $ .10 per share	428,000	435	42,365

Issuance of Common Stock issued in
exchange for legal fees at the fair value of the legal
fees @ $.10 per share	539,770	540	53,436

Issuance of Common Stock issued in exchange for
marketing services at the fair value of the marketing
@ $.08 per share	1,310,000	1,310	97,690

Issuance of Common Stock issued in exchange for
Legal fees at the fair value of the legal fees @ $.20
per share	100,000	100	19,900

Issuance of Common Stock for Cash on
September 19, 2003 @ $.15 per share	60,000	60	8,940

Issuance of Common Stock for Cash on
December 9, 2003 @ $.20 per share	125,000	125	24,875

Issuance of Common Stock issued in exchange for
marketing services at the fair value of the marketing
@ $.20 per share	350,000	350	69,650

Net loss for the period ended
December 31, 2003				(905,402)

Balance December 31, 2003	34,629,970	$34,637	$815,386	($1,850,192)

Issuance of Common Stock for Cash on
January 21, 2004 @ $.08 per share	650,000	650	45,460

Issuance of Common Stock for Cash on
January 21, 2004 @ $.07 per share	450,000	450	31,035

Issuance of Common Stock for cash from
February 6, 2004 thru July 6, 2004
@ $ .10 per share	10,005,000	10,005	978,995

Issuance of Common Stock for Cash on
December 15, 2004 @ $.013 per share	1,000,000	1,000	12,000

Issuance of Common Stock for the acquisition
of Airplan Inc. on February 23, 2004
@ $.14 per share	1,000,000	1,000	139,000

Issuance of Common Stock for the acquisition
of ISIP Telecom, Inc. on , 2004
@ $.10 per share	100,000	100	9,900

Issuance of Common Stock to officers in exchange
for deferred compensation owed @ $.08 per share.	7,765,312	7,765	147,640

Issuance of Common Stock in exchange for
legal, marketing and consultation fees at the fair
value of the services provided.	14,592,470	14,587	612,950

Issuance of Common Stock issued in exchange for
software purchased on May 14, 2005
@ $.10 per share	350,000	350	34,650

Issuance of Common Stock for the payment
on convertible debentures exercised.	43,613,025	43,612	268,188

Write off of stock subscription receivable			(454,499)

Net loss for the period ended
December 31, 2004				(3,292,955)

	114,155,777	$114,156	$2,640,705	($5,143,147)

The accompanying notes are an integral part of the financial statements

INVICTA GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Two Years Ended December 31, 2004

	2004	2003
Cash flows from operating activities:
Net (Loss)	$(3,292,955)	$(905,402)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	75,890	7,500
Amortization	14,700	25,765
Stock issued for services	537,410	242,976
Asset impairment charge	1,023,753	95,000
Loss on asset abandonment of assets	143,165
Elimination of subsidiary activities prior to purchase	(31,263)
Minority interest loss allocation	(10,854)
Changes in assets and liabilities:
Accounts receivable	(8,657)
Other assets	(155,800)
Accounts payable and accrued expenses	804,514	355,017
Net Cash (used) by Operating Activites	$(900,097)	$(179,144)
Cash flows used in investing activities:
Capital asset expenditures	$(28,714)	$-
Net Cash (used in ) Investing Activities	$(28,714)	$-
Cash flows from financing activities:
Proceeds from long term debt	$855,800	$170,457
Proceeds from sale of comon stock	609,106	108,800
Payments on long term debt	(425,236)	(102,882)
Net Cash provided by Financing Activities	$1,039,670	$176,375

Net change in cash and cash equivalents	110,859	(2,769)

Cash and cash equivalents, beginning of year	37,384	4,528

Cash and cash equivalents, end of year	$148,243	$1,759
Additional Cash Flow Information:
Cash paid during the year for:
Interest (non capitalized)	$7,765	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of the financial statements

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

3.	Impairment of Long-Lived Assets and Intangible Assets

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable under SFAS No. 144. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During 2004, the Company identified certain web-site development cost, and purchased customer list with a cost of $162,299 and a net book value of $88,675 that required an adjustment for impairment in the amount of $88,675.

Additionally, the company identified goodwill associated with the purchases of both Airplan, Inc., and ISIP Telecom, Inc. with a book value of $935,078 which required an adjustment for impairment in the amount of $935,078

The remaining intangible assets at the balance sheet date consist of web site development and a client list that are carried at cost. The Company amortizes these assets on a straight-line basis over 7 years and 5 years, respectively.

4.	Revenue Recognition

The Company derives its revenue from the commissions earned from travel suppliers, and on the direct sale of travel related products. Revenue is recognized upon the receipt of the commission, or for sale of direct travel products when the actual travel takes place.

5.	Income Per Share

The Company has adopted SFAS 128, Earnings per Share issued by the Financial Accounting Standards Board. Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as convertible debentures, into common stock. The Company’s outstanding convertible debentures are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. At December 31, 2004 potentially dilutive securities consist of convertible debentures that could be converted into 59,299,063 common shares. At July 30, 2005 potentially dilutive securities consist of convertible debentures that could be converted into 22,732,026 common shares and options that could be converted into 3,822,656 common shares.

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

6.	Cash

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

The Company’s short-term financial instruments consist of cash and cash equivalents, notes payable and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the period the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

9.	Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company’s existence. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company did not pay any stock-based compensation during the period presented.

10.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

11.	Costs of Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expenses as incurred.

Effective January 3, 2001, the Company adopted SOP 98-1, however, the Company has not incurred costs to date which would require evaluation in accordance with the SOP.

12.	Segments

Effective January 3, 2001, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 13 did not affect results of operations or financial position.

13.	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed principally by the straight-line method based upon the estimated useful lives of the assets, which range as follows:

Office furniture and equipment - 5-7 years
Computer equipment - 5 years

14.	Pensions and Other Post-Retirement Benefits

Effective January 3, 2001, the Company adopted the provisions of SFAS No. 132, Employers’ Disclosures about Pensions and other Post-Retirement Benefits (“SFAS 132”). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Post-Retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

The Company has not initiated benefit plans to date which would require disclosure under the statement.

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

15.	Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however, it believes that it has not to date engaged in significant transactions encompassed by the statement.

16.	Advertising Costs

Advertising costs generally will be charged to operations in the year incurred. Advertising expense approximated $180,279 for 2004 and $7,000 for 2003.

17.	Environmental Cleanup Matters

The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernable. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated.

18.	Business Concentrations

As indicated in Note A-4, the Company derives its revenue from commissions earned from travel suppliers and the direct sale of travel related products and, therefore, the Company is subject to the economic conditions of the travel market place. Changes in this industry may significantly affect management’s estimates and the Company’s performance.

19.	Income Taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, effective January 3, 2001. Under SFAS, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

20.	Gains and Losses from Extinguishment of Debt

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Reporting Gains and Losses from Extinguishment of

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Debt”, which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The new standard became effective for fiscal years beginning after May 15, 2002. The Company adopted this pronouncement on May 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the Company’s results of operations or financial position.

21.	Guarantor’s Accounting

In November 2002 the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires certain guarantees to be recorded at fair value, instead of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5 Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002 and its adoption is not expected to have a material impact on the Company’s results of operations or financial position.

22.	Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Company does not believe that FIN 46 will have a significant impact on the Company’s financial statements.

23.	Start-Up and Organization Costs

Start-up and organization costs are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities”. Adopted by the Company at its inception, SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. The Company’s adoption of SOP 98-5 will not have a significant effect on its financial position or results of operation.

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE B: CONVERTIBLE DEBENTURES PAYABLE

Principal balances outstanding and details of notes payable are summarized as follows:

	2004	2003

December 31, 2004. The note is
convertible into company stock @ $.10
per share. The debenture was renewed
during February, 2004. The terms of
the renewal indicate that interest of 10%
will be paid annually, the debenture
is convertible into common stock @
$.10 per share and the term of the
debenture is January 28, 2005. The
debenture was not paid on December 31,
2003 as the holder requested the term
to be extended.	$10,000	$10,000
(Note is in default)

December 31, 2003. The notes are
convertible into company stock @ $.30
per share. These debentures have or
will be paid in 2004.	39,600	34,100
(Note is in default)

July 1, 2004. The debenture is
Convertible into company stock @ $.50
per share.	10,000	10,000
(Note is in default)

Invicta entered into an agreement with Golden Gate
Investors, Inc. for institutional funding.
Invicta Group, Inc, issued multiple
convertible debentures equaling
$855,800 and a warrant to purchase
3,000,000 additional shares at $1.00/share.	550,000	0

Invicta acquired Airplan, Inc. 2/17/2004 and assumed a shareholder loan to the owner of $60,000.	60,000	0

Total Convertible Debentures Payable	$669,600	$54,100

NOTE C:    INCOME TAXES PAYABLE

The provision for income taxes consists of the following:

	2004	2003

Current	-0-	-0-
Deferred	-0-	-0-
Tax Benefit of Net Operating Loss Carryforward	-0-	-0-

Total	-0-	-0-

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at December 31, 2004, and 2003 are as follows:

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

	2004	2003

Net operating loss carryforwards	$4,479,900	$1,545,800

Total deferred tax assets	$4,479,900	$1,545,800

Less valuation allowance	(4,479,900)	(1,545,800)
Net deferred tax assets	-0-	-0-

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management’s assessment of the amount which will be realized from future taxable earnings or alternative tax strategies.

At December 31, 2004, the Company had approximately $4,479,900 of federal and state net operating loss carryforwards available to offset future taxable income. The state loss carryforwards are available indefinitely. The federal net operating loss carryforwards will expire as follows:

2020	$238,400
2021	195,800
2022	669,400
2023	442,300
2024	2,934,000
Total	$4,479,900

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE D:    CONVERTIBLE DEBENTURE - GOLDEN GATE INVESTORS, INC.

Effective June 7, 2004, Invicta entered into an agreement with Golden Gate Investors for institutional funding. Invicta Group, Inc, issued multiple convertible debentures equaling $855,800 and a warrant to purchase 3,000,000 additional shares at $1.00 per share.

The conversion price of each debenture is based on a discount of the actual trading price of the common stock. Additionally, upon each conversion Golden Gate Investors, Inc. is required to exercise a portion of the warrant. Golden Gate Investors, Inc. has the right to convert to convert to common stock at any time, the conversion price is equal to a 25% discount of the past 20 days average bid price. At no time can Golden Gate Investors, Inc. own more than 4.9% of Invicta’s Outstanding Shares.

During 2004, the Company issued 43,313,025 shares resulting in a reduction of the debenture of $305,800. The outstanding balance of the debenture at 12/31/04 is $550,000.

Golden Gate is charging an interest rate of 7.75% annually for prepayments to the debenture.

NOTE E:    NOTES PAYABLE - SHAREHOLDERS

Note payable to shareholders, uncollateralized, payable on the first month after the Company has received $1,000,000 in equity funding in monthly installments of approximately $20,000. Invicta is in default on the payments to shareholders due to a cash flow shortage. Shareholder recognizes default status and will accept 7% interest on note from 1/2/05 until paid in full. The Company plans to begin these payments as soon as the necessary cash flow is available which management expects to be in 2006. Therefore, the entire balance of $ 276,977 is classified as long-term debt for 2004 and $344,146 for 2003. Invicta owes seller of Airplan, Inc. $60,000, but does not intend to pay due to termination of employment contract.

NOTE F:    RELATED PARTY TRANSACTIONS

Fareline International, Inc.

As part of the purchase of Airplan, Invicta Group agree to purchase Fairline International, Inc. from the former owner of Airplan, Inc. John Latimer for $60,000 in cash. Closing was set for April 2004, and was subsequently cancelled by Invicta Group. Airplan continued to do business with Fairline, owned by John Latimer. For 2004, sales to Fairline amounted to approximately $25,000. As of December 31, 2004 the Company had an outstanding payable to Fairline of $13,720.

NOTE G:    WARRANTS AND OPTIONS

On January 6, 2004 as part of the Company’s agreement with its officer regarding their deferred compensation, the Company granted options to its

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

officers for 3,882,656 shares of the Company’s common stock. The exercise price of the options are $.25, and are for a period of 5 years.

Additionally, see Note B - Convertible Debentures Payable which may be converted into additional shares of common stock.

NOTE H:    EMPLOYMENT AGREEMENTS AND DEFERRED OFFICER’S COMPENSATION

The Company entered into employment agreements with its Chief Executive Officer, Chief Operating Officer, and its Vice-President for the period July 23, 2002 until August 1, 2004. The annual base salary of each officer will be $120,000. Each officer will be paid for equity funding equal to 5% of funding.

The Company has accrued for each officers salaries in deferred officers’ compensation with balances of:

2004	2003

$ 554,187	$668,250

NOTE I:    LEASES

The Company leases office space for its Miami operations at a monthly rate of $2184 per month. Rent expense for 2004 and 2003 approximated $19,500, and $10,000 respectively.

The Company leases office space in Pittsburgh for Airplan at a monthly rate of $3500. In February of 2005, the Company ceased operation at the Pittsburgh office, and has additional rent due on the lease of approximately $55,000. Total rent expense for 2004 was approximately $85,000 including the additional expense resulting from the abandoning of the leased premises.

The Company lease office space in Las Vegas, Nevada for Las Vegas Excitement, Inc. The Company has a three year least commencing December 2004. Monthly rents are $1,345 for year 1, $1,412 for year two and $1,483 for the final year of the lease. The Company has entered into a month-to-month sub-lease agreement with rental equal to the Company’s monthly rent.

NOTE J:    ACQUISITIONS

ISIP Telecom, Inc.

On January 8, 2004, the Company used the purchase method to acquire all of the common stock of ISIP Telecom, Inc., a Florida Corporation formed in 2003, in exchange for 100,000 restricted shares of the Company’s common stock with a value of $.10 per share resulting in a total purchase price of $10,000. ISIP Telecom is a voice over internet protocol telecommunications company that will market long distance services over the internet to worldwide telephones and will be sold to the travel industry. The customers of ISIP pay a monthly fee in advance with no potential for refunds for a certain amount of long distance minutes. Revenue is recognized upon the receipt of funds for the long distance minutes purchased as there are no refunds. At the end of any accounting period, unearned revenues, if any, will be adjusted for. The Company’s 2004 consolidated results include the operations of ISIP Telecom, Inc. from the date of acquisition.

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Airplan, Inc.

On February 18, 2004, the Company acquired all of the outstanding capital stock of Airplan, Inc., a Pennsylvania Corporation organized in 1989, for 1,000,000 shares of the Company’s common stock of which 700,000 shares are restricted. Additionally, the Company will guarantee the value of the stock given as consideration to be at least $500,000 at 180 days after closing the transaction. If the value of the stock is less than $500,000, then additional shares will be issued based on the current market value to a total of $500,000. Airplan, Inc. is involved in the wholesale and retail travel industry. Clients of Airplan make a booking and send payment by credit card or check. A ticket is produced from the booking information. Revenue is recognized upon the receipt of the client’s payment and a ticket is produced for the client’s booking. Sales for published and unpublished fares are recorded on a net basis. The acquisition was accounted for as a purchase of a wholly-owned subsidiary and the results of its operations were included in the consolidated results of the Company from the date of acquisition. In addition, the selling shareholders have a 5 year Earn Out Agreement offering an earn out of 10% of EBITDA of Airplan, Inc. for each of the fiscal years ending December 31, 2004 through December 31, 2008 which will be accounted for as compensation for services.

The acquisition activity is summarized in the following table. Property, plant and equipment of approximately $534,000 will be depreciated on a straight-line basis over a 5 year life. Purchased intangible assets of approximately $535,000 will be amortized on a straight-line basis over lives ranging from 5 to 10 years (weighted average life of 8.8 years).

Year Ended
December 31, 2004 Activity
Assets (Liabilities)	ISIP Telecom,	Total
At Fair Value	Inc.	Airplan, Inc. Activity

Cash and other current assets	$-	$362,925	$362,925
Property, plant equipment - net	-	134,112	134,112
Purchased goodwill	10,000	925,078	935,078

Accounts payable and other current
liabilities	-	(922,115)	(922,115)

Net Assets Acquired	$10,000	$500,000	$510,000

Fair values were determined by management’s estimates without independent appraisal.

All goodwill acquired has been written off during the quarter ending March 31, 2004 as an impairment loss.

The unaudited pro forma information for the year ended December 31, 2004 and 2003 assumes the acquisitions occurred as of the beginning of each respective year, after giving effect to certain adjustments, including amortization and

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

depreciation based upon the adjustments to the fair values of intangibles and property, plant and equipment acquired. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisitions been effected at the beginning of each period presented.

Pro Forma Information for Acquisitions:	Year Ended
	December 31,	December 31,
	2004	2003

Gross Revenues	$849,280	$637,196
Net Income (Loss)	(3,335,072)	(1,324,618)
Earnings (Loss) Per Share	(.054)	(.004)

NOTE K:    SPINOFF OF SUBSIDIARY - ISIP TELECOM, INC.

On July 2, 2004, Invicta Group, Inc.’s board of directors approved a spin-off of its subsidiary ISIP Telecom, Inc. Shareholders of record as of August 20, 2004 will receive 1 share of ISIP Telecom, Inc., for every 5 shares owned in Invicta Group, Inc. Invicta Group, Inc. will maintain a 25% ownership in ISIP Telecom, Inc.

All activities of ISIP Telecom commenced after the issuance of the stock to shareholders of Invicta Group, Inc., resulting in an allocation of 25% of the loss of $14,560 to the Invicta Group, Inc.

Invicta will officially spinoff ISIP at 12/31/04 year end and will be issued 6 million shares of restricted stock for payment of the Spin Off.

NOTE L:    DEFERRED COMPENSATION ELIMINATED THROUGH THE ISSUANCE OF COMMON STOCK.

On January 6, 2004, the Company entered into an agreement with its officers to issue restricted common stock, and options in lieu of the deferred salary owed to the officers. The board approved and authorized the issuance of 7,765,313 shares of its common stock, and granted options for and additional 3,882,656 shares, in exchange for $155,250 of deferred compensation. The stock issued is restricted for one year. The exercise price of the options are $.25, and are for a period of 5 years.

NOTE M:    SUBSEQUENT EVENTS

NOTE 1

On April 12, 2005 Invicta Group Inc. announced the launch of its newest subsidiary Travel Hot Link. The Company will operate a Business-to Commerce website offering discounted travel from Travel Suppliers world wide. Travel Hot Link will send 40 Million Emails monthly to travel enthusiasts that are seeking discounted travel offers.

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

The site will offer discounted air, hotels, car rentals, cruises, travel packages created by tour operators, and entertainment values, the traveler will link to desired Travel Suppliers website and buy directly, with no middleman mark-up.

Revenues will be generated from media advertising directly from Travel and Entertainment Suppliers.

NOTE 2

Effective February 28, 2005 Invicta closed its Pittsburgh call center for Airplan Inc. and set up a virtual call center with employees working from their homes. Airplan’s employees will receive calls from customers and enter reservations on their computers via the internet. Tickets will be confirmed as an E ticket with confirmation number and receipt online or fax. The closure will dramatically reduce the overhead of Airplan’s operations. Management in Miami will oversee the daily business operations. Invicta operated the business for 2 additional months, revenues continued to drop resulting in the closing of the company April 26, 2005.

NOTE 3

On February 14, 2005 Invicta provided notice to shareholders increasing authorized shares. The action, by consent of a majority of the shareholders increases the outstanding Common Stock of the company to 1,000,000,000 shares. It also increases the Preferred Stock to 50,000,000 shares. With respect to the Amendment, the Board of Directors of the Company (the "Board") has approved, and the shareholders owning a majority of the issued and outstanding voting shares outstanding as of February 8, 2005, have consented in writing to the Amendment.

NOTE 5

Invicta received on 1/15/05 a law suit from the owners of Jamaican Travel Services claiming a Breach of Purchase and Employment Contract with Invicta. Invicta entered a Purchase Agreement with Jamaican Travel 6/12/04 and rescinded the Agreement due to lack of due diligence information on 8/22/04. Invicta and its officers are being sued. Invicta has hired legal counsel in California to defend the allegations. A trial date has not been set. The Company expects a trial date in late 2005 or early 2006.

NOTE 6

Effective January 14, 2005 John Latimer resigned as president of Airplan Inc. and as a director of Invicta Group Inc. Invicta Group, Inc.’s board of directors accepted his written resignation as a member of its Board of Directors, effective immediately.

NOTE N:    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 “ Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity”. Sfas No. 150 establishes for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. This statement is not applicable to the Company.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No 104. “ Revenue Recognition” SAB 104 supercedes SAB 101 related to multiple element revenue arrangements. This statement is not applicable to the Company.

In December 2004, the FASB issued a revision to SFAS 123 “ Share-based Payment”, FASB Statements Nos. 123 and 95. This FASB addresses the accounting for share-based payment transactions in which a Company receives services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s instruments or that may be settled by the issuance of such equity instruments.
This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value based method and recognized as expense in the statements of operations. This statement revision will have an effect on the Company’s operations after it effective date December 15, 2005.

In December 2004, the FASB issued SFAS No. 153, “ Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement may have an effect on future transactions.

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections “. This replaces APB Opinion 20 and FASB No. 3, whereby it requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. management does not expect the implementation of this new standard to have a material impact on the financial statements.

In March 2005, the SEC released SAB No. 107 “ Share-Based Payment” which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. This Staff Accounting Bulletin will have an impact on future share-based transactions of the Company.

NOTE O:    GOING CONCERN

The future of Invicta Group Inc. (IVGA) depends on future sales and profits. IVGA has been unsuccessful generating profits from its subsidiaries in 2004, in spite of sales exceeding $10 million. The company has been under capitalized from the day it became a public company. Marketing dollars were not available to brand the subsidiaries, margins were too low, and the high cost of staffing call centers, versus generating sales on the internet, resulted in losses exceeding $1.5 million for the calendar year 2004.

The future of IVGA needs to change. Management has downsized staffing and expensive employees inherited fro acquisitions made in 2004, and has agreed to (1) change its business model from a call center reservation to virtual call center (eliminating office rent, phone cost, and staffing); and (2) more importantly starting a new subsidiary that sells advertising to travel suppliers online, generating revenues from advertising income on its website: www.travelhotlink.com

Travel Hot Link will offer discounted travel to its database of 40 million travel enthusiasts that are seeking travel bargains online. The traveler selects the travel supplier it desires by clicking on to its web address linking the traveler and supplier together to complete the purchase. Travel Hot Link does not get involved with the reservation; its revenues are generated from the Travel Supplier that advertises its travel products online.

Invicta has three opportunities to raise money: 1) Hire Consultants (out source) to manage the website and telemarket prospective Travel Suppliers (customers) using S-8 stock for currency; 2) Equity Funding via a SB-2 Registration for 300 million shares in an effort to raise $300,000 to $500,000; 3) Promissory Note using Preferred stock as collateral, size of note needed is $500,000.

IVGA has targeted companies for all three opportunities, 1) a loan of $5 million is over due and may not become reality; 2) Equity Funding via a S-2 Registration will be filed after 12/31/04 audit is completed with $300,000 due upon SEC approval; 3) A Consultant has already been working on the Travel Hot Link and is ready to start marketing efforts. The company’s first choice is the $5 million loan, but will continue to use the Consultant and file the SB-2 if the Consultant is not successful in generating revenues.

The new business model and new subsidiary offers IVGA the opportunity for survival and additional funding should provide the capital resource to generate a profit in 2005. Management believes a profitable company will increase stock value and assure survival.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    We changed, effective September 19, 2005, our Certifying Accountant from Larry Wolfe, C.P.A. to Baum and Company, P.A. The change in accountants was recommended and approved by the audit committee of the Board of Directors.

    The principal accountant's reports on our financial statements since their engagement contained no adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles, except for the expression of substantial doubt about our ability to continue as a going concern.

    During the two most recent fiscal years and all subsequent interim periods preceding its resignation, there were no disagreements with Larry Wolfe, C. P. A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Larry Wolfe, C. P. A. would have caused it to make reference to the subject matter of the disagreements in connection with its report.

Item 8A.    Controls and Procedures.

    Invicta Group's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Invicta Group's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, Invicta Group's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to Invicta Group that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in Invicta Group's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

    The following table includes the names, ages, positions held and terms of office of Invicta Group's directors and executive officers.

NAME	AGE	POSITION	DIRECTOR SINCE

William G. Forhan	60	Chief Executive Officer,	July 2002
		President and Director

Richard David Scott	58	Chief Operating Officer,	inception
		Chief Financial Officer
		and Director

Mercedes Henze	58	Vice President	inception
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

As authorized by the Nevada Statutes, Invicta Group's Articles of Incorporation provide that none of Invicta Group's directors shall be personally liable to Invicta Group or Invicta Group's shareholders for monetary damages for breach of fiduciary duty as a director, except liability for:

•	any breach of the director's duty of loyalty to Invicta Group's or its shareholders;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock redemptions or repurchases; and

•	any transaction from which the director derived an improper personal benefit.

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

Item 10.    Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table presents the compensation earned by Invicta Group's Executive officers during the last three fiscal years.

Cash Compensation
Name and Position	Year	Paid	Accrued

William G. Forhan
President and Chief	2001	None	$ 70,000
Executive Officer	2002	None	$ 30,000
	2003	None	$ 90,000
	2004	48,468	$ 71,539

Richard David Scott
Chief Operations and	2001	None	None
Chief Financial Officer	2002	None	$120,000
(President from inception	2003	None	$ 48,396
to July 15, 2002)	2004	$173,237	None

Mercedes Henze
Vice President	2001	None	None
	2002	None	$ 120,000
	2003	None	$ 48,396
	2004	82,269	$ 37,731

    Invicta Group has not paid any of the cash compensation reflected in the preceding table, which has been accrued, as reflected in the right hand column the table. In addition; Mr. Forhan and Mr. Scott each are due a monthly car allowance of $750. Each of the named executive officers is entitled to a salary of $120,000, prorated from date of employment, under his or her employment agreement. These executive officers are not entitled to and have not received any non-cash or any other compensation, bonuses or other forms of long term compensation. Invicta Group has not issued any stock options or stock appreciation rights to these executive officers, although they do have the opportunity to participate in the Incentive and Non-Qualified Stock Option Plan described below.

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

    The following table sets forth information about Invicta Group's 2002 Incentive and Non-Qualified Stock Option Plan approved by directors and stockholders on August 1, 2002.

Shares remaining Available	Shares issuable upon	Weighted average exercise
for future issuance	exercise of outstanding options	price of outstanding options

Stockholder approved	none	none
plan 5,000,000

    Invicta Group does not have any equity compensation plan which has not been approved by stockholders. The 2002 plan is intended to assist Invicta Group in securing and retaining key employees, directors and consultants by allowing them to participate in its ownership and growth through the grant of incentive and non-qualified options, as well as direct stock grants. Under the 2002 plan, Invicta Group may grant incentive stock options only to key employees and employee directors. Invicta Group may grant non-qualified options and issue direct stock awards to its employees, officers, directors and consultants. The 2002 equity compensation plan is administered by its board of directors.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth information known to Invicta Group, as of the date of this report, relating to the beneficial ownership of shares of common stock by:

•	Each person who is known by Invicta Group to be the beneficial owner of more than five percent of its outstanding common stock;
•	Each director;
•	Each executive officer; and
•	All executive officers and directors as a group.

    Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Invicta Group Inc., 9553 Harding Avenue, Suite 301, Miami Beach, Florida 33154.

    Invicta Group believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.

Name	Shares	Percentage

William G. Forhan	13,050,000	5.49%

Richard David Scott	8,873,750	3.74%

Mercedes Henze	8,571,562	3.61%

Officers and Directors
As a group (3 persons).	30,495,312	12.84%

Mr. Scott and Ms. Henze are married. The shares legally owned by one are treated as being beneficially owned by the other for purposes of federal securities law, but have not been presented in this way in the table above in order to avoid possible confusion.

Item 12.    Certain Relationships and Related Transactions.

TRANSACTIONS BETWEEN INVICTA GROUP AND ITS MANAGEMENT

    Invicta Group issued 11,000,000 shares to Mr. Forhan, as consideration for the acquisition of Casino Rated Players on July 15, 2002. Mr. Forhan was a founder of Casino Rated Players and purchased its stock at the time of its organization on January 27, 2000 for $.001 per share. At that time, Mr. Forhan was the Chief Executive Officer of Casino Rated Players and owned approximately two-thirds of its stock, but he was not a stockholder, director or officer of Invicta Group. The transaction was negotiated between Mr. Forhan and Mr. Scott. Mr. Forhan received one share of Invicta Group for each share of Casino Rated Players he owned (ten million shares) and two shares of Invicta Group for each dollar of $500,000 in deferred compensation which Casino Rated Players owed to Mr. Forhan (one million shares).

    Mr. Forhan loaned Casino Rated Players and aggregate of $320,671 during 2000, before its acquisition by Invicta Group as a wholly owned subsidiary in July 2002. Casino Rated Players used the borrowing for the following purposes.

Uses:	Amount

Investment Tours By Charlie.	$50,000
Cash : working capital	18,731
Marketing	29,593
Advertising and Promo	16,391
Legal	7,800
Furniture, Equip. and computers	18,000
Web site Development	16,500
Wages	122,000
G&A Exp	41,656
Total uses of loan	$320,671

Invicta Group has executed a promissory note to Mr. Forhan for the loan. The note does not bear interest, and is due and payable in equal monthly installments over eighteen months commencing upon Invicta Group obtaining not less than $1 million in additional equity funding, of which there is no assurance.

Mr. Scott sold 380,000 of his Invicta Group shares in a private transaction and has loaned the proceeds of $38,000 to Invicta Group for corporate working capital without interest. Mr. Forhan sold 250,000 shares of his Invicta Group shares in a private transaction and has loaned the proceeds of $55,000 to Invicta Group for corporate working capital without interest. Subsequently, loans were converted into 380,000 shares and 250,000 shares of Invicta Group's common stock, respectively.

Item 13.    Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No	Description of Document

3.1(a)	Articles of Incorporation of Invicta Group Inc.*
3.1(b)	Articles of Amendment*
3.2	Bylaws*
10.1	2002 Equity Compensation Plan*
10.2	Employment Agreement between Invicta Group and William G. Forhan*
10.3	Employment Agreement between Invicta Group and R. David Scott*
10.4	Employment Agreement between Invicta Group and Mercedes Henze*
10.5	Lease for Miami Beach, Florida Office*
10.6	Stock Purchase Agreement for the Shares of Casino Rated Players. Inc.*
10.8	Promissory Note to William G. Forhan*
23.1	Consent of Baum and Company, Certified Public Accountants
23.2	Consent of Wolfe & Wolfe, Certified Public Accountants
31	Section 302 Certifications
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes- Oxley Act of 2002.

* Indicates previously filed in a Registration on Form SB-2, Commission File No. 333-102555

(b) Reports on Form 8-K

The following reports were filed on Form 8-k:

    On September 21, 2005, we filed a Form 8-K current report with respect to the change, effective September 19, 2005, of our Certifying Accountant from Larry Wolfe, C.P.A. to Baum and Company, P.A.

    On April 21, 2005, we filed a Form 8-K current report with respect to an entry into an agreement for a purchased of VoIP Inc. VoIP Inc. sales volume for last year was $1.1 million and its pre tax profits exceeded $100,000. VoIP Inc. is a Delaware Corporation established in 2002 and headquartered in Southern California.

    On January 18, 2005, we filed a Form 8-K current report with respect to a resignation of the member of its Board of Directors, John Latimer.

    On October 14, 2004 we filed a Form 8-K current report with respect to an error in the financial statements covering interim period ended June 30, 2004.

    On October 14, 2004 we filed a Form 8-K current report with respect to an error in the financial statements covering interim period ended March 31, 2004.

    On June 30, 2004 we filed a Form 8-K current report with respect to an acquisition of assets of Jamaican Travel Specialist, Inc.

    On March 26, 2004 we filed a Form 8-K current report with respect to an amendment to Article 3. of our Articles of Incorporation to provide for a total of 190,000,000 authorized common shares, par value $.001 per share and 10,000,000 authorized preferred shares, par value $.001 per share.

    On March 26, 2004 we filed a Form 8-K current report with respect to a change in our Certifying Accountant from Dreslin Financial to Wolfe & Wolfe of Miami, Florida.

    On March 11, 2004 we filed a Form 8-K current report with respect to an acquisition of assets of Air Plan, Inc.

    On January 16, 2004 we filed a Form 8-K current report with respect to a purchase of all outstanding shares of ISIP Telecom, Inc.

Item 14.    Principal Accountant Fees and Services.

Audit Fees

Audit fees billed to the Company by Baum and Company P.A. for auditing the Company's annual consolidated financial statements for the fiscal years ended, December 31, 2004 amounted to $15,000. IVGA paid Wolfe and Wolfe CPA $ $13,500 for 12/31/03 audit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVICTA GROUP INC.

By:	/s/ William G. Forhan
William G. Forhan Chief Executive Officer and President

By:	/s/ Richard David Scott
Richard David Scott Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Forhan	Chief Executive Officer,	October 11, 2005
William G. Forhan	President and Director

/s/ Richard David Scott	Chief Operating Officer,	October 11, 2005
Richard David Scott	Principal Accounting and
Financial Officer and Director

Exhibit Index

Exhibit No	Description of Document

3.1(a)	Articles of Incorporation of Invicta Group Inc.*
3.1(b)	Articles of Amendment*
3.2	Bylaws*
10.1	2002 Equity Compensation Plan*
10.2	Employment Agreement between Invicta Group and William G. Forhan*
10.3	Employment Agreement between Invicta Group and R. David Scott*
10.4	Employment Agreement between Invicta Group and Mercedes Henze*
10.5	Lease for Miami Beach, Florida Office*
10.6	Stock Purchase Agreement for the Shares of Casino Rated Players. Inc.*
10.8	Promissory Note to William G. Forhan*
23.1	Consent of Baum and Company, P.A., Certified Public Accountants
23.2	Consent of Wolfe & Wolfe, Certified Public Accountants
31.1	Section 302 Certifications
31.2	Section 302 Certifications
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes- Oxley Act of 2002.