Form 10QSB
period 2005-03-31
INVICTA GROUP INC
filed 2005-11-17
CIK 1212570

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _______ to _______

INVICTA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91 205 1923
(State of incorporation)	(IRS Employer identification No.)

9553 Harding Avenue, Miami Beach, Florida 33154
(Address of principal executive offices)

(954) 684-8288
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of March 31, 2005:
171,380,561 shares

Number of shares of Preferred Stock outstanding as of March 31, 2005:
175,000 shares

Index

PART I

ITEM 1. FINANCIAL STATEMENTS

INVICTA GROUP INC.
CONSOLIDATED BALANCE SHEET
March 31, 2005
UNAUDITED

ASSETS
Current assets:
Cash and cash equivalents	$45,796
Advances to affiliates	21,735
Total current assets	67,531

Property and equipment, net of accumulated depreciation
of $ 32,341	28,291

Other assets:
Intangible assets, net of accumulated
amortization of $ 12,375	103,680
Travel Bond Deposit	71,410
Security Deposits	3,000
Total other assets	178,090
Total Assets	$273,912

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$758,174
Accrued expenses and other liabilities	452,971
Notes payable and convertible debentures	575,600
Capital lease obligations	80,899
Deferred officer compensation	401,012
Total current liabilities	2,268,656

Long-term debt
Notes Payable - shareholders	327,766
Total Liabilities	2,596,422

Shareholders' (Deficit):
Preferred stock par value $1 50,000,000 shares authorized;
175,000 issued and outstanding	175,000
Common stock, par value $.0001, 1,000,000,000 shares
authorized, 171,380,561 issued and outstanding	17,138
Additional paid in capital	2,988,068
Retained Earnings (Deficit)	(5,502,716)
Total Shareholders' (Deficit)	(2,322,510)
Total Liabilities and Shareholders' Deficit	$273,912

Index

INVICTA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
UNAUDITED

	2005	2004

Revenues	$39,994	$128,429

Cost of sales	3,520	608

Gross Profit	36,474	127,821

Selling, general, and administrative expenses	399,749	588,397
Asset impairment charge		1,023,753

Operating loss	(363,275)	(1,484,329)

Net loss	(363,275)	(1,484,329)

Basic and diluted loss per common share	($0.003)	($0.033)

Weighted average common shares outstanding	140,830,305	45,340,316

Index

INVICTA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
UNAUDITED

	2005	2004
Cash flows from operating activities:
Net (Loss)	$(363,275)	$(1,484,329)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	1,875	7,560
Amortization	4,125	6,450
Asset impairment charge		1,023,753
Stock issued for services	118,845	233,000
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	13,142
Stock subscription receivable		(70,000)
Other assets	(31,966)	(71,410)
Accounts payable and accrued expenses	74,668	163,394
Net Cash (Used) by Operating Activities	$(182,586)	$(191,582)
Cash flows used in investing activities:
Capital asset expenditures	$(3,990)	$-
Net Cash (used in ) Investing Activities	(3,990)	-
Cash flows from financing activities:
Proceeds from long term debt	$75,000	$34,000
Proceeds from sale of common stock	131,500	484,595
Payments on long term debt	(119,600)	(367,782)
Net Cash provided by Financing Activities	$86,900	$150,813

Net change in cash and cash equivalents	(99,676)	(40,769)

Cash and cash equivalents, beginning of period	145,472	360,595

Cash and cash equivalents, end of year	$45,796	$319,826
Additional Cash Flow Information:
Cash paid during the period for:
Interest (non capitalized)	$6,672	$896
Income Taxes	$-	$-

Non-Cash Activities:
Stock issued for acquisitions		510,000
Stock issued for deferred compensation payable	$175,000	621,225

Index

INVICTA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
UNAUDITED

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-K for the year ended December 31, 2004.

NOTE B. CHANGES IN STOCKHOLDERS’ (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Common Stock		Additional Paid
	Shares	Amount	in Capital	Deficit

Balance December 31, 2004	114,155,777	$11,416	$2,743,447	$(5,143,147)
Stock issued for cash	11,159,041	1,116	21,384
Stock issued for legal and
marketing services	17,880,486	1,788	117,057
Stock issued in exchange for payment
of convertible debentures	28,185,257	2,819	106,181
Retained earnings adjustment for
the elimination of ISIP Telecom
as a subsidiary				3,706
Net loss for the three months ended
March 31, 2005				(343,509)

Balance March 31, 2005	171,380,561	$17,138	$2,988,068	$(5,482,950)

NOTE C. INCOME PER SHARE

Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as convertible debentures, into common stock and stock purchase options. The Company’s outstanding convertible debentures and options are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. At March 31, 2005 potentially dilutive securities consist of convertible debentures that could be converted into 433,666 common shares and options that could be converted into 3,882,656 common shares.

NOTE D. ACCOUNTS PAYABLE - AIRPLAN ACQUISITION

As a result of the Company’s $500,000 stock payment for the purchase of Airplan, and guaranteeing the value of the stock price, the Company recorded a $360,000 accounts payable that represented the difference between the $500,000 purchase price, and the $140,000 value of the 500,000 shares issued at the date of acquisition. As explained in NOTE D, the purchase included a 5-year employment agreement with the seller as part of the purchase. Because of the seller’s resignation in November 2004, and the corresponding loss of business and eventual closing of the Airplan operation, the Company is disputing the balance due, and considering the purchase fully paid to the seller. The payable of $360,000 will be removed from the Company’s financial statements in the 4th quarter of 2005.

NOTE E. DEFERRED OFFICER’S COMPENSATION

In exchange for deferred compensation due to the officers of the corporation, the Company issued 175,000 shares of series B Convertible Preferred Stock at $1.00 per share reducing compensation due to the officers by $175,000.

Index

INVICTA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
UNAUDITED

Each share of the series B Preferred Stock is convertible into fifty (50) shares of the Corporation’s Common Stock. Holders of the series B Preferred Stock shall be entitled to one thousand votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of stockholders and may not cumulate their votes for the election of directors.

NOTE F. CAPITAL LEASE

The capital lease liability is for leased phone equipment for Aiplan that was to expire on March 31, 2005. Since the Company did not notify the lessor in writing of its intent to cancel the lease was automatically renewed for a period of two years. The lessor has confirmed receipt of a verbal cancellation notice, but is still contending no written cancellation was received. Because of this the Company is disputing this amount. Management has forwarded the Company’s current financial information to the lessor’s attorneys indicating that no assets exist to pay this liability, and since the operations of the Company have been ceased they have requested them to stop pursuing payment on this amount. Management plan to remove the liability effective December 31, 2005.

NOTE G.  NOTES PAYABLE - SHAREHOLDERS

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

NOTE H. SPINOFF OF SUBSIDIARY - ISIP TELECOM, INC.

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

Index

INVICTA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
UNAUDITED

NOTE I. INCREASE IN CAPITAL STOCK

The Company adopted the Amendment to increase its authorized capital stock by authorizing an increase in Common Stock to 1 Billion shares of Common Stock and Preferred Stock to 50,000,000 shares. The majority stockholders of the Company as of February 8, 2005, have consented to the increase in authorized shares of Common Stock, which will became effective on February 28, 2005 (the "Effective Date").

NOTE J. GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses of $5,482,950 since inception and the Company had negative working capital of $2,181,359 at March 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. During the next 12 months, management does not believe that it will be able to generate cash sufficient to support its operations. As a result, the Company’s ability to continue as a going concern is contingent upon its ability to secure equity funding, financing and to attain profitability. Management has raised $75,000 in equity funding in 2004 and it has entered into a securities purchase agreement with Golden Gate Investors, Inc. in connection with the sale of (i) $300,000 in convertible debentures and (ii) warrants to buy 3,000,000 shares of our common stock. In addition, management plans to continue to look for acquisitions to enhance profitability. Management feels the synergy of the subsidiaries will create profitability in the future.

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

Index

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS
1st Quarter 2005

Background

Invicta Group Inc. has a management team experienced in the Travel and Gaming Industries. Invicta began its business operations in July 2001 with advertising International discounted airline tickets online and in local newspapers, with the goal to become a public company and raise the funds needed to upgrade the website, brand the name, and implement the business plan. Invicta became a public company August 16, 2003, and began trading OTCBB 11/6/03. Invicta began its business plan Jan 2, 2004: January 8th acquired a VoIP Telecom company, February 17th Invicta acquired an Air Consolidator company, March 15th announced the opening of our Las Vegas office and start-up subsidiary Las Vegas Excitement, and August 15th started a cruise agency named Cruise Excitement. The company was under capitalized through out 2004; Invicta Registered 113,625,000 shares of stock to be sold in an effort to raise working capital. The company raised $1,503,595, not enough money to brand the subsidiaries successfully. The financial results for 2004 showed Sales exceeding $10 million, Revenues of $734,402 and Operating Losses of $1,970,734. The company also wrote off all of the Intangible Assets of $1,322,221 totaling losses for 2004 at $3,292,955.

2004 Sales and Loss Results

Invicta increased sales to exceed $10 million dollars in 2004, but its low margins resulted in an operating loss of $1,970,734. Invicta decided to write off all Intangible Assets adding another $1,322,221losses; totaling $3,292,955 for 2004. Management decided to change the business model in the 2nd Quarter, if it could not turn around the largest sales producing subsidiary (Airplan Inc) in the first quarter 2005.

Current Operations

Invicta faced cash flow shortages in January 2005 and management focused its attention on its subsidiary Airplan Inc, investing all of the company’s money to pay for the day to day operations in an effort to grow sales in the high season of February thru June. Airplan’s business was crippled with the loss of its largest airline suppliers due to its president and founders resignation; the loss of the airline contracts represented 50% of the companies revenues and the contracts were no longer in effect. Airplan’s revenues declined more than 50% in the first 6 weeks of 2005 and management quickly closed the reservation center in an effort to decrease costs and try to rebuild the business. Management tried several cost cutting efforts: reduced staff to 4 veteran sales agents and created a virtual call center directing calls to their respective homes; outsourced quality control and ticketing, and negotiated a marketing agreement with an Airline Consolidator that offered Airplan the airline services from the contracts lost. Airplan continued to loose money, revenues declined further and management decided to eliminate the call center overhead and service customers from its website.

Invicta decided to redesign the company’s business model: shut down or sell all subsidiaries that were not making money, and create an internet media company that offers travel discounts to the public. It purchased a domain name: Travel Hot Link.com

Index

New Business Model

Travel Hot Link Travel Hot Link is an online media company that will offer discounted travel products on the Internet: cruises, airline tickets, hotels, holiday packages, and car rentals. The traveler will buy the advertised product online via a link to the travel advertisers website. Invicta is creating a new website that will be operational in April 2005 its address is: www.travelhotlink.com

March 2, 2005 Invicta Group Inc (IVGA) announced the signing of an exclusive marketing agreement that offers Invicta Group 40 million Emails of double opt-in travel enthusiasts that are seeking travel discounts online. Invicta will use the database to market its Internet media company TRAVEL HOT LINK…reaching 40 million Internet viewers monthly.

Shares Issued in 1st Quarter 2005

IVGA issued 57,324,784 shares, and retired 100,000 shares from January 2, 2005 to March 31, 2005

1)
2)	4,929,527 web development………………………………… $ 36,055
3)	8,866,667 shares were issued for consulting fees………. $ 43,000
4)	3,185,292 shares for legal fees …………………………... $ 39,790

Shares outstanding 3/31/05 total 171,380,561

Preferred Series B Stock

ACTION BY CONSENT OF THE BOARD OF DIRECTORS OF INVICTA GROUP INC.

The Board of Directors of Invicta Group Inc created a Series B Convertible Preferred Stock ("Series B Preferred Stock") in exchange of reducing Invicta debt to Officers that have shareholder loans, equity debt or deferred compensation due (the “Officer Debt”) by $175,000.
RESOLVED, that 175,000 shares of the corporation's authorized but unissued Preferred Stock, par value $.0001 per share are hereby designated as Series B Preferred Stock.
RESOLVED, that the conversion price of the Officer Debt into shares of Series B Preferred Stock will be one dollar ($1.00) per share. Each share of Series B Preferred Stock will be convertible into fifty (50) shares of the Corporation’s Common Stock.
RESOLVED, that holders of the Series B Preferred Stock shall be entitled to one thousand votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of stockholders and may not cumulate their votes for the election of directors.
RESOLVED that the Officers can convert up to an aggregate of 175,000 shares of Series B Preferred, as set forth on Exhibit A attached hereto.

Index

EXHIBIT A
Name	Total Deferred Compensation Owed	Votes	Number of Series B Preferred Shares
Mercedes Henze	$ 21,525	21,525,000	21,525
David Scott	$ 89,500	89,500,000	89,500
William Forhan	$ 63,975	63,975,000	63,975

Increase in Capital Stock

The Company adopted the Amendment to increase its authorized capital stock by authorizing an increase in Common Stock to 1 Billion shares of Common Stock and Preferred Stock to 50,000,000 shares. The majority stockholders of the Company as of February 8, 2005, have consented to the increase in authorized shares of Common Stock, which will become effective on February 28, 2005 (the "Effective Date").

The Company has taken all action required under Nevada law to approve the Amendment. The Articles of Amendment filed with the Nevada Secretary of State and did not become effective until February 28, 2005.

Stockholder Approval Previously Obtained

The Company had 128,117,313 issued and outstanding shares of Common Stock as of February 8, 2005, each of which is entitled to one vote on any matter brought to a vote of the Company's stockholders. The Company also has issued and outstanding as of February 8, 2005, approximately 175,000 shares of Preferred Stock. Holders of Preferred Stock are entitled to one thousand votes for each share of Preferred Stock held of record on the record date.

By written consent dated February 8, 2005, the stockholders holding a majority of the issued and outstanding voting shares of the Company approved the adoption and implementation of the Amendment, such consent to take effect on February 28, 2005.

Such action is sufficient to satisfy the applicable requirements of Nevada law that stockholders approve such actions. Accordingly, stockholders will not be asked to take further action on the Amendment at any future meeting and the Board of Directors does not intend to solicit any proxies or consents from any other stockholders in connection with the Amendment.

Index

Purpose and Effect of Increase in Capital Stock

The authorization of additional Common Stock and Preferred Stock will provide the Company greater flexibility in issuing capital stock in connection with any future financing activities or corporate acquisitions using the Company's capital stock. The Company has no definitive plans or commitments to issue additional shares of Common or Preferred Stock.

NUMBER OF HOLDERS OF COMMON STOCK

As of February 8, 2005, there were approximately 1,123 holders of record of Common Stock.

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of February 8, 2005, the beneficial ownership of the Company's Common Stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group. Percentage ownership assumes all vested options are fully exercised, and is based on 128,117,3132 shares of Common Stock issued and outstanding as of February 8, 2005.

Name and Address of Beneficial Owner	Shares of Common Ownership	Shares of Preferred Stock Owned	Voting shares	Voting Percentage
William Forhan 9553 Harding Ave, #301 Miami Beach, FL 33154	13,050,000	63,975	77,025,000	25.59
David Scott 9553 Harding Ave, #301 Miami Beach, FL 33154	8,875,750	89,500	98,375,750	32.68
Mercedes Henze 9553 Harding Ave, #301 Miami Beach, FL 33154	8,571,562	21,525	29,821,562	9.91
All Officer and Directors	30,497,312	175,000	205,222,312	68.18%

Index

The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission (the "Commission"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of the date hereof through the exercise of any stock option or other right. Unless otherwise indicated, each person has the sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the table.

VOTE REQUIRED FOR APPROVAL

The procedure and requirements to effect an amendment to the articles of incorporation of a Nevada corporation are set forth in Section 78.390 of the Nevada Revised Statutes, which provides that proposed amendments must first be adopted by the Board of Directors and then submitted to stockholders for their consideration at an annual or a special meeting and must be approved by a majority of the outstanding voting securities.

Section 78.320 of the Nevada Revised Statutes provides an that any action required to be taken at an annual or a special meeting of the stockholders of a Nevada corporation may be taken by written consent in lieu of a meeting, if the consent is signed by stockholders owning at least a majority of the voting power as determined on the record date.

The Board of Directors of Invicta and stockholders owning and having voting power in excess of 50% of the outstanding voting securities of Invicta, as of the record date, have adopted and approved the Amended and Restated Articles of Incorporation. No further votes are required to effect the action.

 The following discussion and analysis should be read in conjunction with
Invicta Group's consolidated financial statements included in this report.

Results of Operations

Revenues

    Revenues are net commission and fees, there is no cost of sale. Revenues for the Quarter ended March 31, 2005 were $39,994 as compared to revenues of $127,821 for the Quarter ended March 31, 2004. The revenues in both periods were derived principally from the commission and fees earned from the sale of airline tickets. The primary reason for the decrease in 2005 over 2004 was the lost airline contracts from Airplan Inc.

Index

    Expenses

    Expenses were cut dramatically in 2005 versus 2004. The major components of general and administrative expenses for three months ended March 31, 2005. Listed below are the comparisons: Payroll was $145,176 vs. $1,079,531 March 31,2004; Marketing 31,05 was $61,900 compared to $577,386 March 31,2004; Professional fees March 31 2005 were $41,467 compared to $317,981 March 31,2004. The total G&A expenses for the 1st quarter were $387,769 versus $2,771,400 in 1st quarter in 2004.

Net Losses

    Net loss for the Quarter ended March 31, 2005 was ($363,275); loss per share was ($0.003) compared to a net loss of ($1,484,329) March 31,2004 and loss per share ($0.033) for the Quarter ended March 31, 2004.

Funding

    Invicta raised $131,500 in 1st Quarter 2005 from the sale of stock.

Liquidity

    As of March 31, 2005 and 2004, Invicta Group's current ratios were 0.029% and 0.013% respectively. Invicta Group has not generated sufficient revenue in any period to carry its costs of operations. Invicta Group has derived its liquidity principally from the sale of stock in 2005. Invicta is in default of debentures totaling $59,600.00 and does not have the funds to make the payments.

Capital Resources

Invicta Group Inc. anticipates $300,000 is needed for capital resources in 2005, to continue updating the new website: www.travelhotlink.com

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categoriesintended to be discussed in this item of this report.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

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

January 20, 2005

The Board of Directors desires to create a Series B Convertible Preferred Stock ("Series B Preferred Stock") in exchange of reducing Invicta debt to Officers that have shareholder loans, equity debt or deferred compensation due (the “Officer Debt”).

Index

RESOLVED, that the Board, has approved and authorized the issuance of a Series B Preferred stock for Invicta Officers desiring to convert the Officer Debt into the shares of the Series B Preferred Stock.

RESOLVED, that 175,000 shares of the corporation's authorized but unissued Preferred Stock, par value $.0001 per share are hereby designated as Series B Preferred Stock.

RESOLVED, that the conversion price of the Officer Debt into shares of Series B Preferred Stock will be one dollar ($1.00) per share. Each share of Series B Preferred Stock will be convertible into fifty (50) shares of the Corporation’s Common Stock.

RESOLVED, that holders of the Series B Preferred Stock shall be entitled to one thousand votes for each share of Series B Preferred Stock held of record on all matters submitted to a vote of stockholders and may not cumulate their votes for the election of directors.

EXHIBIT A
Name	Total Deferred Compensation Owed	Votes	Number of Series B Preferred Shares
Mercedes Henze	$ 21,525	21,525,000	21,525
David Scott	$ 89,500	89,500,000	89,500
William Forhan	$ 63,975	63,975,000	63,975

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective January 14, 2005 John Latimer resigned as president of Airplan Inc. and as a director of Invicta Group Inc. Invicta Group, Inc.’s board of directors accepted his written resignation as a member of its Board of Directors, effective immediately.

January 20,2005 Officers converted $175,000 of Deferred Compensation for 175,000 Preferred Series B Stock.

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

Item 6. Exhibits and Reports on Form 8-K.

(Filed 1/14/2005)

ITEM 5.02 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS

Registrant has accepted a written resignation of the member of its Board of Directors, John Latimer,effective immediately.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVICTA GROUP INC. (Registrant)

Date: October 26, 2005	By:	/s/ WILLIAM FORHAN
WILLIAM FORHAN Chief Executive Officer

Date: October 26, 2005	By:	/s/ David Scott
David Scott Chief Operating Officer