Form 10QSB
period 2005-06-30
INVICTA GROUP INC
filed 2005-11-17
CIK 1212570

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _______ to _______

INVICTA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91 205 1923
(State of incorporation)	(IRS Employer identification No.)

9553 Harding Avenue, Miami Beach, Florida 33154
(Address of principal executive offices)

(954) 684-8288
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of June 30, 2005:
215,012,341 shares

Number of shares of Preferred Stock outstanding as of June 30, 2005:
175,000 shares

Index

PART I

ITEM 1. FINANCIAL STATEMENTS

INVICTA GROUP INC.
CONSOLIDATED BALANCE SHEET
June 30, 2005
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$24,004
Advances to affiliates	21,907
Total current assets	45,911

Property and equipment, net of accumulated depreciation
of $34,216	29,306

Other assets:
Security Deposits	3,000
Intangible assets, net of accumulated
amortization of $ 16,500	110,205
Total Assets	$188,422

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$773,174
Accrued expenses and other liabilities	461,998
Notes payable and convertible debentures	582,600
Capital lease obligations	80,899
Deferred officer compensation	423,031
Total current liabilities	2,321,702

Long-term debt
Notes Payable - shareholders	331,766
Total Liabilities	2,653,468

Shareholder's equity:
Preferred stock par value $1 50,000,000 shares authorized;
175,000 issued and outstanding	175,000
Common stock, par value $ .0001, 1,000,000,000 shares
authorized, 215,012,341 issued and outstanding	21,501
Additional paid in capital	3,069,829
Retained (Deficit)	(5,731,376)
Total shareholder's equity	(2,465,046)
Total Liabilities and Shareholders' Equity	$188,422

Index

INVICTA GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three	Three
	Months Ending	Months Ending
	June 30,	June 30,
	2004	2005

Revenues earned	$248,877	$41,439

Cost of sales	3,309	631

Gross profit	245,568	40,808

Selling, general, and administrative expenses	612,521	280,034

(Loss) from Operations	(366,953)	(239,226)

Other income and (expense)
Interest income		566
Sale of Intangible Assets		10,000

Net loss	$(366,953)	$(228,660)

Net loss per share weighted average share, basic
and diluted	($0.007)	($0.001)

Weighted average shares outstanding, basis and diluted	55,421,051	197,299,773

Index

INVICTA GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Six Months Ending	Six Months Ending
	June 30,	June 30,
	2004	2005

Revenues earned	$377,306	$81,433

Cost of sales	3,917	4,151

Gross profit	373,389	77,282

Selling, general, and administrative expenses	1,200,918	679,783
Asset impairment charge	1,023,753

(Loss) from Operations	(1,851,282)	(602,501)

Other income and (expense)
Interest income		566
Sale of Intangible Assets		10,000

Net loss	$(1,851,282)	$(591,935)

Net loss per share weighted average share, basic
and diluted	($0.035)	($0.003)

Weighted average shares outstanding, basic and diluted	52,296,068	169,271,308

Index

INVICTA GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ending	Six Months Ending
	June 30,	June 30,
	2004	2005
Cash flows from operating activities:
Net income	$(1,851,282)	$(591,935)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	26,490	3,750
Amortization	6,450	8,250
Asset impairment charge	1,023,753
Stock issued for services	317,500	178,970
Changes in assets and liabilities:
Accounts receivable and prepaid expenses		12,970
Other assets	(154,910)	28,794
Accounts payable & accrued liabilities	283,286	120,713
	(348,713)	(238,488)

Cash flows used in investing activities:
Capital asset expenditures	(9,046)	(6,880)

Cash flows used in financing activities:
Proceeds from long term debt	184,000	97,000
Proceeds from sale of comon stock	593,095	157,500
Payments on long term debt	(446,637)	(130,600)
	330,458	123,900

Net change in cash and cash equivalents	(27,301)	(121,468)

Cash and cash equivalents, beginning of period	360,595	145,472

Cash and cash equivalents, end of period	$333,294	$24,004

Additional Cash Flow Information:
Cash paid during the period for:
Interest (non capitalized)	$1,896
IncomeTaxes	$0	$0

Non-Cash Activities:
Stock issued for acquisitions	$510
Stock issued for deferred compensation payable	$621,225	$175,000
Stock issued for stock subscriptions receivable	$452,000

Index

INVICTA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
UNAUDITED

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-K for the year ended December 31, 2004.

NOTE B. CHANGES IN STOCKHOLDERS’ (DEFICIT) FOR THE THREE MONTHS ENDED JUNE 30, 2005

	Common Stock		Additional Paid
	Shares	Amount	in Capital	Deficit

Balance March 30, 2005	171,380,561	$17,138	$2,988,068	$(5,502,716)
Stock issued for cash	9,464,285	946	14,054
Stock issued for legal and
marketing services	25,785,715	2,579	57,545
Stock issued in exchange for payment
of convertible debentures	8,381,780	838	10,162
Net loss for the six months ended
June 30, 2005				(228,660)

Balance June 30, 2005	215,012,341	$21,501	$3,069,829	$(5,731,376)

NOTE C. INCOME PER SHARE

Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as convertible debentures, into common stock and stock purchase options. The Company’s outstanding convertible debentures and options are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. At June 30, 2005 potentially dilutive securities consist of convertible debentures that could be converted into 433,666 common shares and options that could be converted into 3,882,656 common shares.

Index

INVICTA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
UNAUDITED

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

Index

INVICTA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
UNAUDITED

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

The Company has incurred losses of $5,731,376 since inception and the Company had negative working capital of $2,241,025 at June 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. During the next 12 months, management does not believe that it will be able to generate cash sufficient to support its operations. As a result, the Company’s ability to continue as a going concern is contingent upon its ability to secure equity funding, financing and to attain profitability. Management has raised $93,000 in equity funding in 2005 and it has entered into a securities purchase agreement with Golden Gate Investors, Inc. in connection with the sale of (i) $300,000 in convertible debentures and (ii) warrants to buy

3,000,000 shares of our common stock. In addition, management plans to continue to look for acquisitions to enhance profitability. Management feels the synergy of the subsidiaries will create profitability in the future.

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
2nd Quarter 2005

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

Current Operations

Invicta losses have continued and shortage of working capital has forced the company to close operations of all subsidiaries except Casino Rated Players. Invicta sold its air consolidator company’s 800 phone number and sales staff to an investment banking company 4/26/2005. Airplan continued loosing money and its customer base diminished as cash flow problems haunted the company and commissions could not be paid timely to travel agents. Airplan’s cash flow problems created increasing payables to travel agents resulting in a decrease of customer loyalty and a death spiral of lost revenues.
Invicta’s cash shortage has left the company without advertising dollars to invest in its other subsidiaries, and the lack of phone calls and sales has created additional cash flow problems. Invicta has laid off all employees and management continues to work on the creation of the new business model: an Internet media company that Emails 40 million travel enthusiasts travel discounts: www.travelhotlink.com

Spinoff of ISIP Telecom Inc.

Invicta has received 6 million shares of ISIP Telecom Inc. on May 11, 2005 as payment of the Spinoff of the company. Invicta announced the Spinoff of subsidiary ISIP on 7/8/2004, offering a dividend to Invicta shareholders of record 8/20/2004; receiving 1 share of ISIP for every 5 owned in Invicta. ISIP issued 12,164,457 shares to Invicta shareholders on 10/11/2004. ISIP intends to file a registration with the SEC to become a public company in the near future. The stock received from ISIP will be added to Invicta’s Balance Sheet when ISIP becomes public and starts trading on the Pink Sheets or OTCBB.

Index

New Business Model

Travel Hot Link is the future of IVGA. Travel Hot Link is an online media company that will offer discounted travel products on the Internet: cruises, airline tickets, hotels, holiday packages, and car rentals. The traveler will buy the advertised product online via a link to the travel advertisers website. Invicta is creating a new website: www.travelhotlink.com Invicta Group Inc (IVGA) announced the signing of an exclusive marketing agreement that offers Invicta Group 40 million Emails of double opt-in travel enthusiasts that are seeking travel discounts online. Invicta will use the database to market its Internet media company TRAVEL HOT LINK…reaching 40 million Internet viewers monthly.

Shares Issued in 2nd Quarter 2005

IVGA issued 43,631,780 shares, from April 1, 2005 to June 30, 2005

1)	17,846,065 shares funding for working capital…………..$26,000
2)	25,785,715 shares were issued for professional fees… $60,124

Shares outstanding 6/30/2005 total 215,012,341

The following discussion and analysis should be read in conjunction with
Invicta Group's consolidated financial statements included in this report.

Results of Operations

          Revenues

    Revenues are net commission and fees, there is no cost of sale. Revenues for the Quarter ended June 30, 2005 were $41,439 as compared to revenues of $248,877 for the Quarter ended June 30, 2004. The six month comparisons were: Revenues for six months ending 6/30/2005 were $81,433 compared to $377,306 for six months ending 6/30/2004. The primary reason for the decrease in 2005 over 2004 was the lost airline contracts from Airplan Inc.

          Expenses

    The major components of general and administrative expenses for three months ended June 30, 2005: Payroll was $116,351 vs. $245,705 in 2004; Marketing $22,315 vs. $67,583 in 2004; Professional fees were $50,125 vs. $31,000 in 2004. The total G&A expenses for the three months were $280,034 compared to $612,521 three month period in 2004. The six month G&A expenses for 6/30/2005 were $679,803 compared to $1,200,918 for six months 2004.

Index

Net Losses

     Net loss for the Quarter ended June 30, 2005 were ($228,660); loss per share was ($0.001) compared to a net loss of ($366,953) June 30,2004 and loss per share ($0.007) for the Quarter ended June 30, 2004. The six month losses 6/30/2005 were ($591,935) versus losses of ($1,851,282) for the same period 2004; loss per share ($.003) six months 2005 vs. ($.035) in 2004.

Funding

    Invicta raised $26,000 in 2nd Quarter 2005 from the sale of stock.

Liquidity

    As of June 30, 2005 and June 30, 2004, Invicta Group's current ratios were (0.019) and (0.013) respectively. Invicta Group has not generated sufficient revenue in any period to carry its costs of operations. Invicta Group has derived its liquidity principally from the sale of stock in 2005. Invicta is in default of Debentures totaling $59,600; funds are not available for payments.

Capital Resources

    Invicta Group Inc. anticipates $300,000 is needed for capital resources in 2005, to continue updating the new website : www.travelhotlink.com

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

May 11, 2005 Invicta received 6 million shares of ISIP Telecom Inc. (Spinoff subsidiary) representing 25% ownership of ISIP. ISIP plan is to become a public OTCBB company, the stock of ISIP will be added to IVGA Balance Sheet.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Item 1.01	Entry into a material Definitive Agreement. Filed April 20,2005

    Invicta Group Inc. and its wholly owned subsidiary ISIP Telecom Inc. have reached and agreement for a purchased of VoIP Inc. VoIP Inc. sales volume for last year was $1.1 million and its pre tax profits exceeded $100,000. VoIP Inc. is a Delaware Corporation established in 2002 and headquartered in Southern California. VoIP Inc. specializes in selling equipment to the VoIP market including hardware and software, and is one of the largest resellers of Cisco products in the telecommunication marketplace.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVICTA GROUP INC. (Registrant)

Date: October 22, 2005	By:	/s/ WILLIAM FORHAN
WILLIAM FORHAN Chief Executive Officer

Date: October 22, 2005	By:	/s/ David Scott
David Scott Chief Operating Officer