Form 10QSB
period 2005-09-30
INVICTA GROUP INC
filed 2005-11-17
CIK 1212570

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _______ to _______

INVICTA GROUP, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91 205 1923
(State of incorporation)	(IRS Employer identification No.)

9553 Harding Avenue, Miami Beach, Florida 33154
(Address of principal executive offices)

(954) 684-8288
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of September 30, 2005:
237,569,367 shares

Number of shares of Preferred Stock outstanding as of June 30, 2005:
175,000 shares

Index

PART I

ITEM 1. FINANCIAL STATEMENTS

INVICTA GROUP INC.
CONSOLIDATED BALANCE SHEET
September 30, 2005
(UNAUDITED)

ASSETS
Current assets:
Advances to affiliates	$21,887
Total current assets	21,887

Property and equipment, net of accumulated depreciation
of $36,091	27,431

Other assets:
Security Deposits	1,500
Intangible assets, net of accumulated
amortization of $ 20,625	106,080
Total Assets	$156,898

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$783,174
Accrued expenses and other liabilities	496,057
Notes payable and convertible debentures	565,663
Capital lease obligations	80,899
Deferred officer compensation	472,282
Total current liabilities	2,398,075

Long-term debt
Notes Payable - shareholders	325,066
Total Liabilities	2,723,141

Shareholder's equity:
Preferred stock par value $1 50,000,000 shares authorized;
175,000 issued and outstanding	175,000
Common stock, par value $ .0001, 1,000,000,000 shares
authorized, 237,569,367 issued and outstanding	23,757
Additional paid in capital	3,092,010
Retained (Deficit)	(5,857,010)
Total shareholder's equity	(2,566,243)
Total Liabilities and Shareholders' Equity	$156,898

Index

INVICTA GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three	Three
	Months Ending	Months Ending
	September 30,	September 30,
	2004	2005

Revenues earned	$254,650	$16,608

Cost of sales	4,825

Gross profit	249,825	16,608

Selling, general, and administrative expenses	639,774	142,243

Net loss	$(389,949)	$(125,634)

Net loss per share weighted average share, basic
and diluted	($0.006)	($0.001)

Weighted average shares outstanding, basis and diluted	60,567,999	224,318,542

Index

INVICTA GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Nine Months Ending	Nine Months Ending
	September 30,	September 30,
	2004	2005

Revenues earned	$631,956	$98,041

Cost of sales	8,742	4,151

Gross profit	623,214	93,890

Selling, general, and administrative expenses	1,840,692	822,025
Asset impairment charge	1,023,753

(Loss) from Operations	(2,241,231)	(728,135)

Other income and (expense)
Interest income		566
Sale of Intangible Assets		10,000

Net loss	$(2,241,231)	$(717,569)

Net loss per share weighted average share, basic
and diluted	($0.040)	($0.004)

Weighted average shares outstanding, basic and diluted	56,670,165	187,661,798

Index

INVICTA GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ending	Nine Months Ending
	September 30,	September 30,
	2004	2005
Cash flows from operating activities:
Net income	$(2,241,231)	$(717,569)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	45,420	5,625
Amortization	10,575	12,375
Asset impairment charge	1,023,753
Stock issued for services	385,500	178,970
Write off receivable from affiliate	14,600
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	(10,135)	12,990
Other assets	(163,091)	30,294
Accounts payable & accrued liabilities	290,220	214,023
	(644,389)	(263,292)

Cash flows used in investing activities:
Capital asset expenditures	(26,789)	(6,880)

Cash flows used in financing activities:
Proceeds from long term debt	350,305	104,500
Proceeds from sale of comon stock	589,595	181,937
Payments on long term debt	(485,558)	(161,737)
	454,342	124,700

Net change in cash and cash equivalents	(216,836)	(145,472)

Cash and cash equivalents, beginning of period	360,595	145,472

Cash and cash equivalents, end of period	$143,759	$-

Additional Cash Flow Information:
Cash paid during the period for:
Interest (non capitalized)	$1,896
IncomeTaxes	$0	$0

Non-Cash Activities:
Stock issued for acquisitions	$510,000
Stock issued for deferred compensation payable	$621,225	$175,000
Stock issued for stock subscriptions receivable	$77,000

Index

INVICTA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
UNAUDITED

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-K for the year ended December 31, 2004.

NOTE B. CHANGES IN STOCKHOLDERS’ (DEFICIT) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	Common Stock		Additional Paid
	Shares	Amount	in Capital	Deficit

Balance June 30, 2005	215,012,341	$21,501	$3,069,829	$(5,731,376)
Stock issued in exchange for payment
of convertible debentures	22,557,026	2,256	22,181
Net loss for the nine months ended
September 30, 2005				(125,634)

Balance September 30, 2005	237,569,367	$23,757	$3,092,010	$(5,857,010)

NOTE C. INCOME PER SHARE

Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as convertible debentures, into common stock and stock purchase options. The Company’s outstanding convertible debentures and options are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. At September 30, 2005 potentially dilutive securities consist of convertible debentures that could be converted into 433,666 common shares and options that could be converted into 3,882,656 common shares.

Index

INVICTA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
SEPTEMBER 30, 2005
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

NOTE J. SALE of CASINO RATED PLAYERS

The company sold subsidiary Casino Rated Players 9/30/2005 for 4 million shares of Casino Players Inc. stock. Casino Players filed a Registration 11/7/2005 with the SEC for approval to become a public company. Upon effective date, Casino Players Inc. will trade on the Pink Sheets and add value to Invicta’s Balance Sheet.

NOTE K. GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses of $5,857,010 since inception and the Company had negative working capital of $2,331,442 at September 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. During the next 12 months, management does not believe that it will be able to generate cash sufficient to support its operations. As a result, the Company’s ability to continue as a going concern is contingent upon its ability to secure equity funding, financing and to attain profitability. Management has raised $101,500 in equity funding in 2005 and it has entered into a securities purchase agreement with Golden Gate Investors, Inc. in connection with the sale of (i) $300,000 in convertible debentures and (ii) warrants to buy
3,000,000 shares of our common stock. In addition, management plans to continue to look for acquisitions to enhance profitability. Management feels the synergy of the subsidiaries will create profitability in the future.

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
3rd Quarter 2005

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

Current Operations

Invicta’s revenues have ceased due to continued shortage of working captal. The lack of working capital has forced the company to close operations of all subsidiaries except Casino Rated Players. Invicta’s cash shortage has left the company without advertising dollars to invest in its other subsidiaries. The company has laid off all employees and management continues to work on the creation of the new business model: an Internet media company that Emails 40 million travel enthusiasts travel discounts: www.travelhotlink.com

Sale of Casino Rated Players.

Invicta has sold its subsidiary Casino Rated Players for 4 million shares of Casino Players Inc. on 9/30/2005. Casino Players filed a Registration with the SEC on November 8, 2005 to become a public company The stock received from Casino Players Inc. will be added to Invicta’s Balance Sheet when it becomes public and starts trading on the Pink Sheets.

New Business Model

The future of IVGA. Is Travel Hot Link , an online media company that will offer discounted travel products on the Internet: cruises, airline tickets, hotels, holiday packages, and car rentals. The traveler will buy the advertised product online via a link to the travel advertisers website. Invicta Group Inc (IVGA) announced the signing of an exclusive marketing agreement that offers Invicta Group 40 million Emails of double opt-in travel enthusiasts that are seeking travel discounts online. Invicta will use the database to market its Internet media company TRAVEL HOT LINK…reaching 40 million Internet viewers monthly. The business plan has not kicked off, and will be on hold until th company is current with financial filings with the SEC. IVGA will file for OTCBB trading approval and seek equity funding to restart the company.

Index

Shares Issued in 3rd Quarter 2005

IVGA issued 22,557,026 shares, from July 1, 2005 to September 30, 2005

1)	22,557,026 shares funding for working capital…………..$24,437

Shares outstanding 9/30/2005 total 237,569,367

The following discussion and analysis should be read in conjunction with
Invicta Group's consolidated financial statements included in this report.

Results of Operations

Revenues

    Revenues are net commission and fees, there is no cost of sale. Revenues for the Quarter ended September 30, 2005 were $16,608 compared to revenues of $254,650 for the Quarter ended September 30, 2004. The nine month comparisons were: Revenues for nine months ending 9/30/2005 were $98,041 compared to $631,956 for nine months ending 9/30/2004. The primary reason for the decrease in 2005 over 2004 was the lost airline contracts from Airplan Inc.

Expenses

    The major components of general and administrative expenses for three months ended September 30, 2005 vs. September 30,004: Payroll was $87,000 vs. 252,461; Marketing $2,500 vs. $132,000; Professional fees were $31,000 vs. $31,500. The total G&A expenses for the three months 9/30/2005 were $142,242 compared to $639,774 three month period in 2004. The nine month G&A expenses for 9/30/2005 were $822,025 compared to $1,840,692 for nine months 2004.

Net Losses

    Net losses for the Quarter ended September 30, 2005 were ($125,634); loss per share was ($0.001) compared to a net loss of ($389,9491) September 30,2004 and loss per share ($0.006) for the Quarter ended September 30, 2004. The nine month losses 9/30/2005 were ($717,569) versus losses of ($2,241,231) for the same period 2004; loss per share ($.004) nine months 2005 vs. ($.040) in 2004.

Funding

    Invicta raised $24,437 in 3rd Quarter 2005 from the sale of stock.

Liquidity

    As of September 30, 2005 and September 30, 2004, Invicta Group's current ratios were (0.009) and (0.013) respectively. Invicta Group has not generated sufficient revenue in any period to carry its costs of operations. Invicta Group has derived its liquidity principally from the sale of stock in 2005.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Filed September 19,2005

    Invicta has changed, effective September 19, 2005, its Certifying Accountant from Larry Wolfe, C.P.A. to Baum and Company, P.A. The change in accountants was recommended and approved by the audit committee of the Board of Directors.

Index

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Filed September 19, 2005

Item 4.01. Change in Registrant’s Certifying Accountant

    Registrant has changed, effective September 19, 2005, its Certifying Accountant from Larry Wolfe, C.P.A. to Baum and Company, P.A. The change in accountants was recommended and approved by the audit committee of the Board of Directors.

    The principal accountant's reports on the financial statements of the Registrant since their engagement contained no adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles, except for the expression of substantial doubt about the Registrant’s ability to continue as a going concern.

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

INVICTA GROUP INC. (Registrant)

Date: October 21, 2005	By:	/s/ WILLIAM FORHAN
WILLIAM FORHAN Chief Executive Officer

Date: October 21, 2005	By:	/s/ David Scott
David Scott Chief Operating Officer