Form 10KSB
period 2005-12-31
INVICTA GROUP INC
filed 2006-03-30
CIK 1212570

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2004.

OR

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

Commission File Number: 333-102555

INVICTA GROUP INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Nevada	91-2051923
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

9553 Harding Avenue, Suite 301 Miami Beach, FL 33154
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code: (305) 206-3335

Securities Registered Pursuant to Section 12(b) of the Act:

    Common Stock par value $.0001per share

Securities Registered Pursuant to Section 12(g) of the Act: None

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

    The issuer's revenues for its most recent fiscal year were approximately $94,000

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask price of the Common Stock on the OTC Bulletin Board system on March 10, 2006 of $.002, was approximately $520,000. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of common stock outstanding as of March 10, 2006 was 296,569,367.

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

PART I

Item 1. DESCRIPTION OF BUSINESS

    Invicta Group Inc. (IVGA) began its business in July 2000 by offering airline tickets and other travel-related products and services over the telephone and has expanded to offering travel products over the Internet. Invicta Group Inc. was a holding company that owned 6 subsidiaries in the Travel, Entertainment and Telecom Industries in 2004 and began to Spin-off and sell subsidiaries in 2005.

    IVGA has been unsuccessful generating profits from its subsidiaries in 2004 and 2005, in spite of sales exceeding $10 million in 2004. The company was under capitalized from the day it became a public company. Marketing dollars were not available to brand the subsidiaries, margins were too low, and the high cost of staffing call centers, versus generating sales on the internet, resulted in operational losses exceeding $1.5 million for the calendar year 2004 reducing working capital in 2005.

    The stock price dropped from $.15 in January 2004 to less than 1/10 of a cent December 31, 2005. The reasons for decreased value is the continued losses from operations, and the equity financing needed to resolve the under capitalized status of the company. The equity financing has supported the survival of IVGA, but the public continues to sell stock at the Bid price resulting in “death spiral” of IVGA.

    2005 was a year of survival with little cash, reduced revenues, and continued losses in all subsidiaries; management was forced to shut down its call centers and focus as an Internet company. Revenues in 2005 dropped from $639,000 in 2004 to $94,334. The company became delinquent with 2004 10K and was forced to change Auditors to complete the audit and three 10Q in 2005. IVGA completed all SEC financial requirements 11/17/2005 and became an OTCBB traded company again on 1/23/2006

    During 2005 management created a new business model and new subsidiary, the company will focus as an Internet Media Company offering Email broadcast services to travel enthusiasts seeking discounted travel. The company’s name is Travel Hot Link (THL), and its website address is www.travelhotlink.com . Invicta did not have working capital to kick off the marketing of Travel Hot Link and it did not generate revenues from THL in 2005.

    In 2005 Invicta eliminated two subsidiaries: a Spin-off of telecom subsidiary ISIP Telecom Inc effective 1/1/2005 and sale of Casino Rated Players Inc on 9/30/2005. The subsidiaries issued stock to IVGA: 6 million from ISIP and 4 million from Casino Rated Players for the intercompany loans totaling $52,000. The goal is to file SEC Registrations for both companies to become public and trade on the OTCBB exchange. Invicta may benefit with a stronger Balance Sheet when the stock of the two entities: (Casino Rated Players and ISIP Telecom Inc.) starts trading.

    Invicta will continue to market the remaining subsidiaries as Internet companies, and focus marketing dollars and management time on Travel Hot Link for 2006.

Item 2. DESCRIPTION OF PROPERTY

Travel Hot Link (THL) website: www.travelhotlink.com offers travel suppliers the opportunity to sell perishable inventory at a discount to travelers that are seeking a travel deal. The website focuses on several products in the travel industry and breaks them into categories: Hotels , Car Rentals, Air Transportation, Cruises, Travel Holiday Packages and then offers specific locations of the product: Car Rentals…(N America, Europe, Asia, etc); Cruises…(Caribbean, Alaska, Hawaii etc.).
THL will also promote the top 10 destinations on the Home Page each week, highlighting the suppliers, and receiving additional revenue for their strategic placement.
Travel Suppliers will pay Travel Hot Link to send Emails to Travel Enthusiasts; the viewer will link directly to interested supplier; and purchase directly from the supplier.

 PRODUCTS AND SERVICES

Invicta will promote 2 other subsidiaries: Cruise Excitement offering Cruise Vacations and Las Vegas Excitement selling hotel rooms and travel products in Las Vegas and Nevada. The products and services offered by the subsidiaries will be handled online at: www.cruiseexcitement.com and www.lasvegasexcitement.com.

Item 3. LEGAL PROCEEDINGS

Invicta received on 1/15/05 a law suit from the owners of Jamaican Travel Services claiming $95,000 damages resulting from a Breach of Purchase Agreement and cancellation of Employment Contract with Invicta. Invicta entered a Purchase Agreement with Jamaican Travel 6/12/04 and rescinded the Agreement due to lack of due diligence information on 8/22/04. Invicta answered plaintiff’s complaint by wholly denying plaintiff’s claims and alleging in a counterclaim that plaintiffs are indebted to Invicta in the amount of $16,000 for airline tickets paid on behalf of the plaintiffs. The case was assigned to non-binding judicial arbitration, where IVGA negotiated a settlement for $50,000 on 2/25/06: $10,000 in cash and $40,000 payable over 10 months starting June 1 2006, interest of 10% is due on $40,000 payment plan. William Forhan (CEO) has guaranteed payment and has pledged 50,000 Preferred Series C Stock until paid in full.

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

    Invicta Group's common stock is owned of record by approximately 1100 shareholders. Invicta Group management team has 3,882,636 Options, exercise price is $.25, expiring 1/6/2009; plus 175,000 Preferred Series B and 330,000 Series C, total Preferred Stock valued at $505,000. Invicta Group has 296,569,367 shares issued and outstanding as of March 10,2006.. All shares are free trading except 30,495,312 owned by Invicta Group's directors and officers.

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

COMMON STOCK

A total of 296,569,367 shares of common stock are issued and outstanding as of 3/10/2006. Each of the common shares has the following rights:

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

PREFERRED STOCK

    The board of directors is authorized to determine, without stockholder approval, the designations, rights, preferences, powers and limitations of Invicta Group's 50,000,000 shares of authorized preferred stock . Invicta Group has issued 505,000 preferred shares valued at $505,000 in 2005

COMMON STOCK ISSUED 2005

    Invicta issued 125,513,590 common shares and canceled 100,000 shares in 2005; 44,767,201 shares were issued for $224,894 consulting and professionals fees and 80,746,389 shares were issued to raise $181,937 equity funds. The total number of shares outstanding on 12/31/2005 were 239,569,367.

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

A 5 year employment contract was agreed upon by the Seller and Invicta to assure the companies airline agreements remained with Airplan Inc; without he agreements the company products would dilute and closing of the company could result. Airplan’s President (seller) resigned from Airplan 12/1/04 and from IVGA Board Directors, causing unrepairable damage to Airplan. Latimer had a 5 year Employment Agreement that was assurance to Invicta that Airplan could once again become profitable. Airplan lost contracts with airlines that represented 35% of Airplan’s business within 1 week of Latimer’s departure. Latimer was the key to airline suppliers relationships, his departure began the decline in business that resulted in the closing of Airplan. Invicta management does intend to not pay any future stock to Latimer, due to his resignation 4 years before termination, and only 1 day advance notice.

 New Subsidiary Start Up

    Las Vegas Excitement Inc (LASE) on March 15, 2004, Invicta Group Inc. announced the opening of its Las Vegas office. Invicta is setting up a inbound tour operation which will offer Las Vegas rooms, car rentals, air transportation, show tickets, limos, sightseeing tours and free rooms to casino qualified players; reservations can be made by phone or on the internet 24/7.The name of the subsidiary is “Las Vegas Excitement Inc.” and can be found online at www. lasvegasexcitement.com

    Cruise Excitement (CEI) was started July 1, 2004 with offices in Miami Beach. Cruise Excitement is a Cruise only company and has a web site : www.cruiseexcitement.com specializing in cruise sales as a B-2-C company. It sells cruise cabins to individuals, groups and offers Poker Cruises for selected dates..

The following discussion and analysis should be read in conjunction with Invicta Group's consolidated financial statements included in this report.

Results of Operations

    Revenues

    Revenues are net commission and fees, there is no cost of sale. Revenues for the year ended December 31, 2005 were $94,334 as compared to revenues of $639,663 for the year ended December 31, 2004. The revenues in both periods were derived principally from the commission and fees earned from the sale of airline tickets. The primary reason for the decrease in 2005 over 2004 was the loss of airline contracts from Airplan Inc. and a shortage of working capital to market IVGA subsidiaries.

    Expenses

    The major components of general and administrative expenses for twelve months ended December 31, 2005 are Payroll $386,264; Professional fees $221,234 The total G&A expenses for the year were $952,862

    Net Losses

    Net loss for the year ended December 31, 2005 was ($993,831); loss per share: ($0.005) compared to a net loss of ($3,292,955); loss per share ($0.055) for the year ended December 31, 2004.

    Funding

    During 2005, the Company received additional advances of approximately $181,937 and issued 70,475,268 shares resulting in a reduction of the debenture of $232,473. The outstanding balance at 12/31/05 is a total of $488,527: Prepaid Warrant $238,227 and Debenture balance is $250,300.

    Liquidity

    At of December 31, 2005 and 2004, Invicta Group's current ratios were .007% and .013% respectively. Invicta Group has not generated sufficient revenue in any period to carry its costs of operations, realizing a negative cash flow of $146,204 for year end 2005. Invicta Group has derived its liquidity principally from the sale of stock in 2005.

    Capital Resources

    Invicta needs additional capital invested in the company to assure survival; without new equity funding the company cannot survive. Invicta has negotiated equity funding from an Institutional Investor; Golden Gate Investors Inc. and approval of the SB-2 Offering provides Invicta’s Treasury with 500 Million free trading shares as collateral. The equity funding amount is based on the stock price less 25% discount of the stock’s Bid price over the last 20 days; less current advances. IVGA could receive $5.0 Million equity funding if the stock price averages $.015 per share conversion rate and $7 Million if conversion price averages $.020 per share. Invicta’s management believes THL will be profitable with a cash investment of $1 Million.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Invicta Group Inc.

We have audited the accompanying consolidated balance sheet of Invicta Group Inc. and subsidiaries (a Nevada Corporation) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with the standards of the Public Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invicta Group Inc. and subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note R to the financial statements, the Company incurred significant losses from operations, and because of these losses, the Company has a working capital deficiency, which raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note R. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Baum & Company, P.A.

/s/ Joel Baum
Joel Baum

Certified Public Accountant

Coral Springs, Florida

March 30, 2006

INVICTA GROUP INC.
CONSOLIDATED BALANCE SHEET
December 31, 2005 and 2004

ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$-	$148,243
Accounts receivable		16,157
Prepaid expenses		4,089
Total current assets	0	168,489

Property and equipment, net of accumulated depreciation
of $ 38,486 for 2005 and $ 30,466 for 2004	18,326	26,176
Other assets:
Intangible assets, net of accumulated
amortization of $ 8,250 for 2004		71,750
Travel bond deposit		71,410
Security Deposits	1,500	3,000
Total other assets	1,500	146,160
Total Assets	$19,826	$340,825

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$790,434	$702,198
Accrued expenses and other liabilities	429,392	445,150
Notes payable and convertible debentures	608,127	669,600
Capital lease obligations	80,899	80,999
Deferred officer compensation	253,028	554,187
Total current liabilities	2,161,880	2,452,134

Long-term debt
Notes Payable - shareholders	280,570	276,977
Total Liabilities	2,442,450	2,729,111

Commitments and contigencies (see note )

Shareholders' (Deficit):
Preferred stock series B par value $1.00; 175,000 shares
authorized; 175,000 outstanding	175,000	0
Preferred stock C par value $ 1.00; 330,000 shares
authorized; 330,000 outstanding	330,000	0
Common stock, par value $ .0001, 1,000,000,000 shares
authorized, 239,569,367 issued and outstanding	23,957	11,416
Additional paid in capital	3,181,691	2,743,445
Retained (Deficit)	(6,133,272)	(5,143,147)
Total Shareholders' (Deficit)	(2,422,624)	(2,388,286)
Total Liabilities and Shareholders' (Deficit)	$19,826	$340,825

The accompanying notes are an integral part of these consolidated financial statements

INVICTA GROUP INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Two Years Ended December 31, 2005

	2005	2004

Commissions earned	$98,485	$734,402

Cost of sales	4,151	94,739

Gross margin	94,334	639,663

Selling, general, and administrative expenses	952,862	2,741,353
Asset impairment charge	101,955	1,023,753

Loss from Operations	(960,483)	(3,125,443)

Other income and (expense)
Interest income	566	72
Interest expense	(43,914)	(35,273)
Gain on sale of assets	10,000
Loss on abandonment of assets		(143,165)
Monority interest loss allocation		10,854
Net loss	($993,831)	($3,292,955)

Basic and diluted loss per common share	($0.005)	($0.055)

Weighted average common shares outstanding	199,839,975	60,320,003

The accompanying notes are an integral part of these consolidated financial statements

INVICTA GROUP INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
For the two years Ended December 31, 2005

	Common Stock		Additional Paid
	Shares	$	in capital	Deficit

Balance December 31, 2003	34,629,970	$3,463	$846,560	($1,850,192)

Issuance of Common Stock for Cash on
January 21, 2004 @ $.08 per share	650,000	65	46,045

Issuance of Common Stock for Cash on
January 21, 2004 @ $.07 per share	450,000	45	31,440

Issuance of Common Stock for cash from
February 6, 2004 thru July 6, 2004
@ $ .10 per share	10,005,000	1,001	987,999

Issuance of Common Stock for Cash on
December 15, 2004 @ $.013 per share	1,000,000	100	12,900

Issuance of Common Stock for the acquisition
of Airplan Inc. on February 23, 2004
@ $.14 per share	1,000,000	100	139,900

Issuance of Common Stock for the acquisition
of ISIP Telecom, Inc. on , 2004
@ $.10 per share	100,000	10	9,990

Issuance of Common Stock to officers in exchange
for deferred compensation owed @ $.08 per share.	7,765,312	777	154,628

Issuance of Common Stock in exchange for
legal, marketing and consultation fees at the fair
value of the services provided.	14,592,470	1,459	626,078

Issuance of Common Stock issued in exchange for
software purchased on May 14, 2005
@ $.10 per share	350,000	35	34,965

Issuance of Common Stock for the payment
on convertible debentures exercised.	43,613,025	4,361	307,439

Write off of stock subscription receivable			(454,499)

Net loss for the period ended
December 31, 2004				(3,292,955)

Balance December 31, 2004	114,155,777	$11,416	$2,743,445	($5,143,147)

Issuance of Common Stock for cash from
February 7, 2005 thru March 23, 2005
@ $ .002 per share	11,159,041	1,116	21,384

Retained earnings adjustment for ISIP				3,706

Issuance of Common Stock for cash from	9,464,285	946	14,054
April 1, 2005 thru May 18, 2005
@ $ .0018 and .0015 per share

Issuance of Common Stock in exchange for
legal, marketing and consultation fees at the fair
value of the services provided.	43,666,201	4,367	174,602

Issuance of Common Stock for the payment
on convertible debentures exercised.	59,124,063	5,912	226,406

Common stock issues for services on
December 15, 2005 @ $.001 per share	2,000,000	200	1,800

Net loss for the period ended
December 31, 2005				(993,831)

Balance December 31, 2005	239,569,367	$23,957	$3,181,691	($6,133,272)

The accompanying notes are an integral part of these consolidated financial statements

INVICTA GROUP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Two Years Ended December 31, 2005

	2005	2004
Cash flows from operating activities:
Net (Loss)	($993,831)	$(3,292,955)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	7,850	75,890
Amortization	16,500	14,700
Stock issued for services	224,894	537,410
Asset impairment charge	101,955	1,023,753
Loss on asset abandonment of assets	6,880	143,165
Elimination of subsidiary activities prior to purchase		(31,263)
Elimination of subsidiary cash balance	(2,771)
Minority interest loss allocation		(10,854)
Write off of receivable from former subsidiary	21,888
Changes in assets and liabilities:
Accounts receivable	12,990	(8,657)
Other assets	30,294	(155,800)
Accounts payable and accrued expenses	285,784	804,514
Net Cash (used) by Operating Activites	$(287,567)	$(900,097)
Cash flows used in investing activities:
Capital asset expenditures	$(6,880)	$(28,714)
Net Cash (used in ) Investing Activities	$(6,880)	$(28,714)
Cash flows from financing activities:
Proceeds from long term debt	$131,500	$855,800
Proceeds from sale of comon stock	181,937	609,106
Payments on long term debt	(167,233)	(425,236)
Net Cash provided by Financing Activities	$146,204	$1,039,670

Net change in cash and cash equivalents	(148,243)	110,859

Cash and cash equivalents, beginning of year	148,243	37,384

Cash and cash equivalents, end of year	$-	$148,243
Additional Cash Flow Information:
Cash paid during the year for:
Interest (non capitalized)	$1,743	$7,765
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Additionally, the company identified goodwill associated with the purchases of both Airplan, Inc., and ISIP Telecom, Inc. with a book value of $935,078 which required and adjustment for impairment in the amount of $935,078

During 2005, the Company identified certain web-site development cost, and purchased software with a cost of $126,705 and a net book value of $101,955 that required an adjustment for impairment in the amount of $101,955.

4.         Revenue Recognition

The Company derives its revenue from the commissions earned from travel suppliers, and on the direct sale of travel related products. Revenue is recognized upon the receipt of the commission, or for sale of direct travel products when the actual travel takes place.

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

5.         Income Per Share

The Company has adopted SFAS 128, Earnings per Share issued by the Financial Accounting Standards Board. Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as convertible debentures, into common stock. The Company’s of basic or diluted net loss per share since they are anti-dilutive. At December 31, 2005 potentially dilutive securities consist of convertible debentures that could be converted into 607,600,000 common shares.

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

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

16.       Advertising Cost

Advertising costs generally will be charged to operations in the year incurred. Advertising expense approximated $48,285 for 2005 and $180,279 for 2004.

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

20.       Gains and Losses from Extinguishment of Debt

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Reporting Gains and Losses from Extinguishment of Debt”, which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The new standard became effective for fiscal years beginning after May 15, 2002. The Company adopted this pronouncement on May 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the Company’s results of operations or financial position.

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE B: CONVERTIBLE DEBENTURES PAYABLE

Principal balances outstanding and details of notes payable are summarized as follows:

		2005	2004
1.	10% convertible debenture, payable
	December 31, 2004. The note is
	convertible into company stock @ $.10
	per share. The debenture was renewed
	during February, 2004. The terms of
	the renewal indicate that interest of 10%
	will be paid annually, the debenture
	is convertible into common stock @
	$.10 per share and the term of the
	debenture is January 28, 2005. The
	debenture was not paid on December 31,
	2003 as the holder requested the term
	to be extended.	$10,000	$10,000

2.	10% convertible debenture, payable
	December 31, 2003. The notes are
	convertible into company stock @ $.30
	per share.
		39,600	39,600

3.	7% convertible debenture, payable
	July 1, 2004. The debenture is
	Convertible into company stock @ $.50
	per share	10,000	10,000

4.	Invicta entered into an agreement
	With Golden Gate Investors, Inc. for
	institutional funding. Invicta Group, Inc.
	issued multiple convertible debentures
	equaling $855,800 and a warrant to purchase
	3,000,000 additional shares at $1.00/share	488,527	550,000

5.	Invicta acquired Airplan, Inc. on
	February 17, 2004 and assumed a
	Shareholder loan to the owner of $60,000	60,000	60,000

	Total Convertible Debentures Payable	$ 608,127	$669,600

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE C: INCOME TAXES PAYABLE

The provision for income taxes consists of the following:

	2005	2004
Current	-0-	-0-
Deferred	-0-	-0-
Tax Benefit of Net Operating Loss Carryforward	-0-	-0-

Total	-0-	-0-

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at December 31, 2004, and 2003 are as follows:

	2005	2004
Net operating loss carryforwards	$5,049,900	$4,479,900

Total deferred tax assets	$5,049,900	$4,479,900

Less valuation allowance	(5,049,900)	(4,479,900)
Net deferred tax assets	-0-	-0-

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management’s assessment of the amount which will be realized from future taxable earnings or alternative tax strategies.

At December 31, 2005, the Company had approximately $5,049,900 of federal and state net operating loss carryforwards available to offset future taxable income. The state loss carryforwards are available indefinitely. The federal net operating loss carryforwards will expire as follows:

2020	$238,400
2021	195,800
2022	669,400
2023	442,300
2024	2,934,000
2025	570,000
Total	$5,049,900

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Total Federal tax expense for the years ended December 31, 2005 and 2003 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

NOTE D: CONVERTIBLE DEBENTURE - GOLDEN GATE

Effective April 27, 2004, Invicta entered into an agreement with Golden Gate Investors for institutional funding. Invicta Group, Inc, issued multiple convertible debentures and Warrants equaling $855,800 and a warrant to purchase 3,000,000 additional shares at $1.00 per share.

The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by ten times the dollar amount of the debenture and the entire foregoing result is then divided by the conversion price. The conversion price for the convertible debenture is 75% of the of the average of the three lowest volume weighted average prices during the 20 trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, we are not obligated to accept a conversion in the event that the conversion price is less than $.05 per share.

During 2005, the Company received additional advances of approximately $171,000 and issued 70,475,268 shares resulting in a reduction of the debenture of $232,473. The outstanding balance at 12/31/05 is a total of $488,527: Prepaid Warrant $238,227 and Debenture balance is $250,300.

Golden Gate Investors, Inc. has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

Golden Gate is charging an interest rate of 7.75% annually for prepayments to the debenture.

NOTE E: NOTES PAYABLE - SHAREHOLDERS
Notes payable to shareholders, uncollateralized, payable on the first month after the Company has received $1,000,000 in equity funding in monthly installments of approximately $20,000. Invicta is in default on the payments to shareholders due to a cash flow shortage. The Company plans to begin these payments as soon as the necessary cash flow is available which management expects to be in 2006. Therefore, the entire balance of $ 280,570 is classified as long-term debt for 2005 and $276,977 for 2004.

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE F: RELATED PARTY TRANSACTIONS

1.  Notes Payable Shareholder’s

See Note C - Notes Payable - Shareholders which describes certain related party transactions for 2005 and 2004.

2.  Fairline International, Inc.

As part of the purchase of Airplan, Invicta Group agree to purchase Fairline International, Inc. from the former owner of Airplan, Inc. John Latimer for $60,000 in cash. Closing was set for April 2004, and was subsequently cancelled by Invicta Group. Airplan continued to do business with Fairline, owned by John Latimer.

For 2004, sales to Fairline amounted to approximately $25,000. As of December 31, 2004 the Company had an outstanding payable to Fairline of $13,720. The Company had no activity with Fairline in 2005

Mr. Latimer resigned as CEO of Airplan, Inc. on November 30, 2004.

3.  Asset sale of Casino Rated Players

The Company sold its wholly owned subsidiary Casino Rated Players, Inc. to Casino Players, Inc on September 30, 2005. William Forhan is CEO of Casino Players and Invicta. In exchange for all of the assets of Casino Rated Players, Invicta received 4 million shares of the new Company’s common stock, and the new Company assumed the $43,000 of Deferred Compensation owed by Casino Rated Players.

NOTE G: WARRANTS AND OPTIONS

On January 6, 2004 as part of the Company’s agreement with its officer regarding their deferred compensation, the Company granted options to its officers for 3,882,656 shares of the Company’s common stock. The exercise price of the options are $.25, and are for a period of 5 years.

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

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

The Company has accrued for each officers’salaries in deferred officers’ compensation with balances of:

2005	2004

$ 253,028	$554,187

NOTE I: LEASES

The Company leases office space for its Miami operations at a monthly rate of $2184 per month. Rent expense for 2005 and 2004 approximated $18,200, and $19,500 respectively.

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

NOTE J: SALE OF CASINO RATED PLAYERS, INC.

On September 30, 2005, the Company sold the assets of its wholly owned subsidiary Casino Rated Players, Inc., to a newly formed entity Casino Players, Inc. for 4 million shares of Casino Players Inc. common stock. In addition to the stock received, Casino Players, Inc. also assumed the deferred compensation liability of $43,000. The Company anticipates the new formed entity to become a public traded company thereby increasing the value of the shares held.

NOTE K: ACQUISITIONS

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

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Year Ended
December 31, 2004 Activity
Assets (Liabilities)	ISIP Telecom,		Total
At Fair Value	Inc.	Airplan, Inc.	Activity

Cash and other current assets	$-	$362,925	$362,925
Property, plant equipment - net -	-	134,112	134,112
Purchased goodwill	10,000	925,078	935,078

Accounts payable and other current
liabilities	-	(922,115)	(922,115)

Net Assets Acquired	$10,000	$500,000	$510,000

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Pro Forma Information for Acquisitions:

Pro Forma Information for Acquisitions:	Year Ended
December 31,
2004

Gross Revenues	$849,280
Net Income (Loss)	(3,335,072)
Earnings (Loss) Per Share	(.054)

NOTE L: SPINOFF OF SUBSIDIARY - ISIP TELECOM, INC.

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

NOTE M: DEFERRED COMPENSATION ELIMINATED THROUGH THE ISSUANCE OF RESTRICTED COMMON STOCK.

On January 6, 2004, the Company entered into an agreement with its officers to issue restricted common stock, and options in lieu of the deferred salary owed to the officers. The board approved and authorized the issuance of 7,765,313 shares of its common stock, and granted options for and additional 3,882,656 shares, in exchange for $155,307 of deferred compensation. The stock issued is restricted for one year. The exercise price of the options are $.25, and are for a period of 5 years.

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

The Company also change it common stock par value from $.001 to $.0001. All presented period have been adjusted to reflect this par value change.

NOTE N: DEFERRED COMPENSATION ELIMINATED THROUGH THE ISSUANCE OF PREFERRED STOCK

1. On January 20, 2005 the Company authorized but un-issued 175,000 Series B Preferred Stock for $175,000 Deferred Compensation. The stock is valued at $1 per share and convertible into 50 shares of common stock

2. On December 20, 2005 the Company announced that its management team converted $330,000 of Deferred Compensation to 330,000 shares of Preferred C Stock, conversion valued at market price $1.00 per share; no options were offered.

NOTE O: INCREASE OF AUTHORIZED SHARES AND PAR VALUE.

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

NOTE P: ELIMINATION OF AIRPLAN’S PITTSBURGH CALL CENTER

Effective February 28, 2005 Invicta closed its Pittsburgh call center for Airplan Inc. and set up a virtual call center with employees working from their homes. The employees will receive customer calls and entered reservations on their computers via the internet. Management in Miami oversees the daily business operations. The Company further reduced overhead on April 29, 2005 by eliminating all staff and accepting reservations only via the Internet. Invicta soldAirplan’s 800 reservation number for $10,000 on April 29, 2005.

NOTE Q: SUBSEQUENT EVENTS

NOTE 1

Invicta received on 1/15/05 a law suit from the owners of Jamaican Travel Services claiming a Breach of Purchase and Employment Contract with Invicta. Invicta entered a Purchase Agreement with Jamaican Travel 6/12/04 and rescinded the Agreement due to lack of due diligence

INVICTA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

information on 8/22/04. Invicta and its officers are being sued. Invicta has hired legal counsel in California to defend the allegations. On February 25, 2006, the Company negotiated a settlement of $10,000 cash and a $40,000 10% note payable over 10 months beginning June 1, 2006. William Forhan CEO has personally guaranteed payment of the note and 50,000 Preferred Series C shares of stock have been pledged as collateral on the note.

NOTE 2

Invicta filed an SB-2 Registration on December 21, 2005 requesting 500 million free trading shares for equity funding which became effective on January 27, 2006. The free trading shares will be used to raise funding for the companies cash requirements needed to implement the business plan for 2006.

NOTE 3

The Company is in the process of negotiating a new office lease in Ft Lauderdale, and if successful, will move its headquarters from Miami Beach to Ft. Lauderdale in April 2006.

NOTE R: GOING CONCERN

The future of Invicta Group Inc. (IVGA) depends on future sales and profits. IVGA has been unsuccessful generating profits from its subsidiaries in spite of gross sales exceeding $10 million and Company reported revenues of $639,663 in 2004. The company has been under capitalized from the day it became a public company. Marketing dollars were not available to brand the subsidiaries, margins were too low, and the high cost of staffing call centers, versus generating sales on the internet, resulted in losses of $3,292,955 for the calendar year 2004 and $869,988 in 2005 when revenues dropped to $94,334.

The future of IVGA needs to change. Management has downsized staffing and expensive employees inherited from acquisitions made in 2004, and has agreed to (1) change its business model from a call center reservation to virtual call center (eliminating office rent, phone cost, and staffing); and (2) more importantly starting a new subsidiary that sells advertising to travel suppliers online, generating revenues from advertising income on its website: www.travelhotlink.com

Travel Hot Link will offer discounted travel to a database of 40 million travel enthusiasts that are seeking travel bargains online. The traveler selects the travel supplier it desires by clicking on to its web address linking the traveler and supplier together to complete the purchase. Travel Hot Link has no involvemnet with the reservation; its revenues are generated from the Travel Supplier that advertises its travel products online.

IVGA has created the Travel Hot Link website and will need to hire staff to generate revenues. Additional funding will be necessary to accomplish this objective.

Invicta filed a SB-2 Offering in December 2005 which became effective January 27, 2006 resulting in an approval to sell 500 million shares of common stock to an Institutional Investor. The equity funding will provide the capital resources necessary for Invicta to launch its business plan as an Internet Media Company. The amount of equity funding is respective to the IVGA stock price.

The new business model and new subsidiary offers IVGA the opportunity for survival and additional funding should provide the capital resources to generate a profit in 2006. Management believes a profitable company will increase stock value and assure survival.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    Invicta changed, effective September 19, 2005, our Certifying Accountant from Larry Wolfe, C.P.A. to Baum and Company, P.A. The change in accountants was recommended and approved by the audit committee of the Board of Directors.

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

Item 8A. Controls and Procedures.

    Invicta Group's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Invicta Group's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, Invicta Group's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to Invicta Group that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in Invicta Group's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table includes the names, ages, positions held and terms of office of Invicta Group's directors and executive officers.

NAME	AGE	POSITION	DIRECTOR SINCE

William G. Forhan	61	Chief Executive Officer,	July 2002
		President and Director

Richard David Scott	58	Chief Operating Officer,	inception
		Chief Financial Officer
		and Director

Mercedes Henze	59	Vice President	inception
		Secretary, Director

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

Compliance With Section 16(A) Of Securities Exchange Act Of 1934

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and officers, and persons who own more than ten percent of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2005, except as disclosed here, directors, officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table presents the compensation earned by Invicta Group's Executive officers during the last five fiscal years.

Cash Compensation
Name and Position	Year	Paid	Accrued

William G. Forhan
President and Chief	2001	None	$70,000
Executive Officer	2002	None	$30,000
	2003	None	$90,000
	2004	48,468	$71,539
	2005	None	$120,000

Richard David Scott
Chief Operations and	2001	None	None
Chief Financial Officer	2002	None	$120,000
(President from inception	2003	None	$48,396
to July 15, 2002)	2004	$173,237	None
	2005	$56,797	$63,203

Mercedes Henze
Vice President	2001	None	None
	2002	None	$120,000
	2003	None	$48,396
	2004	$82,269	$37,731
	2005	$35,078	$24,922

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

Shares remaining	Shares issuable upon	Weighted average exercise
available	exercise of outstanding	price of outstanding
for future issuance	options	options

Stockholder approved	none	none
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

Item 12. Certain Relationships and Related Transactions.

TRANSACTIONS BETWEEN INVICTA GROUP AND ITS MANAGEMENT

Invicta Group has executed a promissory note to Mr. Forhan for a shareholder loan. The note did not bear interest until 1/2/2005 when it was in default, interest of 7% started 1/2/2005 and is due along with principal balance in equal monthly installments over eighteen months commencing upon Invicta Group obtaining additional equity funding, of which there is no assurance.

Invicta Group has sold Casino Rated Players Inc to Casino Players Inc 9/30/05. William Forhan is CEO of Casino Players Inc. and CEO of Invicta Group Inc. Forhan did not represent Invicta when negotiations were completing for the sale, Forhan represented Casino Players Inc and 2 Board Directors of IVGA represented IVGA’s interest. IVGA received 4M shares of Casino Players Inc and Casino Players acquired the Deferred Compensation of $43,000 from IVGA and the website of the subsidiary.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No	Description of Document

3.1(a)	Articles of Incorporation of Invicta Group Inc.*
3.1(b)	Articles of Amendment*
3.2	Bylaws*
10.1	2002 Equity Compensation Plan*
10.2	Employment Agreement between Invicta Group and William G. Forhan*
10.3	Employment Agreement between Invicta Group and R. David Scott*
10.4	Employment Agreement between Invicta Group and Mercedes Henze*
10.5	Lease for Miami Beach, Florida Office*
10.6	Stock Purchase Agreement for the Shares of Casino Rated Players. Inc.*
10.8	Promissory Note to William G. Forhan*
23.1	Consent of Joel Baum and Company, Certified Public Accountants
31.1	Section 302 Certifications of Chief Executive Officer
31.2	Section 302 Certifications of Chief Financial Officer
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes- Oxley Act of 2002.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Audit fees billed to the Company by Baum & Company, P.A. ("Joel Baum") for auditing the Company's annual consolidated financial statements for the fiscal years ended, December 31, 2005 amounted to $15,000.

All Other Fees

All other fees, including tax services, billed by Baum & Company, P.A. with respect to the financial statements for the three 2005 Quarters amounted to $5,000.

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

SIGNATURE	TITLE	DATE

/s/ William G. Forhan	Chief Executive Officer,	March 30, 2006
William G. Forhan	President and Director

/s/ Richard David Scott	Chief Operating Officer,	March 30, 2006
Richard David Scott	Principal Accounting and
Financial Officer and Director