Form 10QSB
period 2006-03-31
INVICTA GROUP INC
filed 2006-05-12
CIK 1212570

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]    Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended March 31, 2006.

OR

[  ]    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________.

Commission File Number: 333-102555

INVICTA GROUP INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Nevada	91-2051923
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

2400 East Commercial Blvd. Suite 618
Ft. Lauderdale, FL 33308
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code: 954-771-0650

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock par value $.0001per share

Securities Registered Pursuant to Section 12(g) of the Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask price of the Common Stock on the OTC Bulletin Board system on May 1, 2006 of $.0002, was approximately $938,000. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of common stock outstanding as of May 1, 2006 was 469,445,589

Index

PART I

ITEM 1. FINANCIAL STATEMENTS

INVICTA GROUP INC.
CONSOLIDATED BALANCE SHEET
March 31, 2006
UNAUDITED

ASSETS
Current assets:
Cash and cash equivalents	$43,803
Total current assets	43,803

Property and equipment, net of accumulated depreciation
of $ 37,966	16,451

Other assets:
Security Deposits	1,500
Total other assets	1,500
Total Assets	$61,754

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$788,874
Accrued expenses and other liabilities	406,159
Notes payable and convertible debentures	745,127
Capital lease obligations	80,899
Deferred officer compensation	268,675
Total current liabilities	2,289,734

Long-term debt
Notes Payable - shareholders	250,310
Total Liabilities	2,540,044

Shareholders' (Deficit):
Preferred stock series B par value $1.00; 175,000 shares
authorized; 175,000 outstanding	175,000
Preferred stock C par value $ 1.00; 330,000 shares
authorized; 330,000 outstanding	330,000
Common stock, par value $.0001, 1,000,000,000 shares
authorized, 342,223,367 issued and outstanding	34,222
Additional paid in capital	3,268,926
Retained Earnings (Deficit)	(6,286,438)
Total Shareholders' (Deficit)	(2,478,290)
Total Liabilities and Shareholders' Deficit	$61,754

Index

INVICTA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
UNAUDITED

	2006	2005

Revenues	$25,061	$39,994

Cost of sales		3,520

Gross Profit	25,061	36,474

Selling, general, and administrative expenses	178,227	399,749

Operating loss	(153,166)	(363,275)

Net loss	(153,166)	(363,275)

Basic and diluted loss per common share	($0.000)	($0.003)

Weighted average common shares outstanding	315,936,367	140,830,305

Index

INVICTA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
UNAUDITED

	2006	2005
Cash flows from operating activities:
Net (Loss)	$(153,166)	$(363,275)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	1,875	1,875
Amortization		4,125
Stock issued for services	59,500	118,845
Changes in assets and liabilities:
Accounts receivable and prepaid expenses		13,142
Other assets		(31,966)
Accounts payable and accrued expenses	(7,848)	74,668
Net Cash (Used) by Operating Activities	$(99,639)	$(182,586)
Cash flows used in investing activities:
Capital asset expenditures		$(3,990)
Net Cash (used in ) Investing Activities	0	(3,990)
Cash flows from financing activities:
Proceeds from long term debt	$175,000	$75,000
Proceeds from sale of common stock		131,500
Payments on long term debt	(30,261)	(119,600)
Net Cash provided by Financing Activities	$144,739	$86,900

Net change in cash and cash equivalents	45,100	(99,676)

Cash and cash equivalents, beginning of period	(1,297)	145,472

Cash and cash equivalents, end of year	$43,803	$45,796
Additional Cash Flow Information:
Cash paid during the period for:
Interest (non capitalized)	$23,474	$6,672
Income Taxes	$-	$-

Non-Cash Activities:
Stock issued for deferred compensation payable		175,000
Stock issued for payment of convertible debenture	43,000

Index

INVICTA GROUP INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
For the Quarter Ended March 31, 2006

	Common Stock		Additional Paid
	Shares	$	in capital	Deficit

Balance December 31, 2005	239,569,367	$23,957	$3,181,691	($6,133,272)

Stock issued for cash

Stock issued for services	52,654,000	5,265	49,235

Issuance of Common Stock for the payment
on convertible debentures exercised.	50,000,000	5,000	38,000

Retained earnings adjustment for ISIP

Net loss for the period ended
March 31, 2006				(153,166)

Balance March 31, 2006	342,223,367	$34,222	$3,268,926	($6,286,438)

Index

INVICTA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
UNAUDITED

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-K for the year ended December 31, 2005.

NOTE B. CHANGES IN STOCKHOLDERS’ (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Common Stock		Additional Paid
	Shares	Amount	in Capital	Deficit

Balance December 31, 2005	239,569,367	$23,957	$3,181,691	$(6,133,272)
Stock issued for cash
Stock issued for legal and
marketing services	52,654,000	5,265	49,235
Stock issued in exchange for payment
of convertible debentures	50,000,000	5,000	38,000
Net loss for the three months ended
March 31, 2006				(153,166)

Balance March 31, 2006	342,223,367	$34,222	$3,268,926	$(6,286,438)

NOTE C. INCOME PER SHARE

Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as convertible debentures, into common stock and stock purchase options. The Company’s outstanding convertible debentures and options are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. At March 31, 2006 potentially dilutive securities consist of convertible debentures that could be converted into 450,000 common shares and options that could be converted into 3,882,656 common shares.

Index

INVICTA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
UNAUDITED

NOTE D. CAPITAL LEASE

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

NOTE E.  NOTES PAYABLE - SHAREHOLDERS

Note payable to shareholders, uncollateralized, payable on the first month after the Company has received $1,000,000 in equity funding in monthly installments of approximately $20,000. Invicta is in default on the payments to shareholders due to a cash flow shortage. Shareholder recognizes default status and will accept 7% interest on note from 1/2/05 until paid in full. The Company plans to begin these payments as soon as the necessary cash flow is available which management expects to be in 2006. Therefore, the entire balance of $ 250 310 is classified as long-term debt for 2006 and $327,766 for 2005. Invicta owes seller of Airplan, Inc. $60,000, but does not intend to pay due to termination of employment contract.

NOTE F. INCREASE IN CAPITAL STOCK

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

NOTE G.  SUBSEQUENT EVENT – LEASE COMMITMENT

Effective May 1, 2006, the Company has moved its headquarters from its office in Miami to a new office location in Ft. Lauderdale.

The Company will lease its office space under a five-year, non-cancelable operating lease for approximately $3700 per month.

Obligations under the non-cancelable operating leases are as follow:

                Year ending December 31,

                              2006                         $ 29,600
                              2007                            46,000
                              2008                            48,400
                              2009                            50,800
                              Thereafter                   56,800
                                                             $231,600

NOTE H. GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses of $6,281,438 since inception and the Company had negative working capital of $2,240,931 at March 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the next 12 months, management believes that it will be able to generate cash sufficient to support its operations. Management believes that it can generate this cash and ultimately profits from advertising revenues on its website travelhotlink.com. Travel Hot Link has no involvement with the reservation; its revenues are generated from the Travel Supplier that advertises its travel products online. It is estimated that Travel Hot Link will reach a potential 40 million travel enthusiasts that are seeking travel bargains online.

In addition to the assumption regarding increased revenues, in the 1st quarter of 2006, the Company’s management has raised $175,000 in equity funding in 2006 from its securities purchase agreement with Golden Gate Investors, Inc.

Management feels that its increase revenues from its Travel Hot Link web-site, its equity and financing plans will provide the working capital to allow it to continue as a going concern, however, there can be no assurances the Company will be successful in its efforts to secure additional equity funding, financing or attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Index

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.

BACKGROUND

Invicta Group Inc. began its business operations as a private company in July 2001 with advertising of discount air line tickets in newspapers in South Florida; the goal was to create a website called Don’t Pay Full Fare and sell airline tickets, car rentals and hotel rooms online via www.dontpayfullfare.com Invicta marketing and website awareness started 9/11/2001 and Invicta earned limited sales throughout the year due to limited funding and small revenues and fear of terrorism.

August of 2003 Invicta was approved as a public company by the Securities & Exchange Commission and trading was approved by the NASD Oct 2003. Invicta raised equity funding by selling stock via a Self Registration and used the money for an acquisition of an airline consolidator that was burdened with debt but had airline contracts to sell European destinations. Invicta management felt a capital infusion and expanded routes would make the company profitable in 2004. The results in 10 months was the departure of key management in November, resulting in lost airline contracts, reduced revenues and losses totaling $625,110. The losses used all of Invicta’s working capital as management tried to turn around the company. Invicta absorbed more losses in the first 5 months of 2005 and decided it had to reduce operations to the two Start Up subsidiaries operating as internet companies serving B-2-C; and change the business model of the company.

New Business Model 2006

During 2005 management created the new business model and new subsidiary. The company will focus as an Internet Media Company offering Email broadcast services to travel enthusiasts seeking discounted travel. The company’s name is Travel Hot Link (THL), and its website address is www.travelhotlink.com . Invicta did not have working capital to kick off the marketing of Travel Hot Link and it did not generate revenues from THL in 2005.

CURRENT OPERATIONS STATUS

Invicta completed a SB-2 Offering registering 500 million shares of free trading stock to be sold as equity funding. The company needs working capital to survive and begin marketing its new business plan as an internet media company. The amount of money received is relative to the stock price of IVGA, if the stock price averages one and a half cent ($.015), the company will receive $2.8 million equity funding.

Invicta moved offices from Miami to 2400 E. Commercial Blvd. St # 618, Ft Lauderdale, FL. on May 1st to increase employment pool and have more space to build the company. The lease in Miami was completed and the new office space started 5/1/2006 for a term of 5 years.

Index

The following discussion and analysis should be read in conjunction with Invicta Group's consolidated financial statements included in this report.

Results of Operations

Revenues

Revenues are net commission and fees, there is no cost of sale. Revenues for the quarter ended March 31, 2006 were $25,061as compared to revenues of $36,474 for the quarter ended March 31, 2005. The primary reason for the decrease in 2006 versus 2005 was the loss of airline contracts and shortage of working capital to market IVGA subsidiaries. The companies management are also providing consulting services to public companies and receiving fees for services; the fees are added to the company’s revenue.

 Expenses

The major components of general and administrative expenses for three months ended March 31, 2006 are Payroll $61,000; Professional fees $31,567, consulting $40,500 the total G&A expenses for the quarter were $179,523.

Net Losses

Net loss for the quarter ended March 31, 2006 was ($153,166); loss per share: ($0.0004) compared to a net loss of ($363,275); loss per share ($0.003) for the quarter ended March 31, 2005.

Airplan Inc Liability

Invicta has a liability to the seller of Airplan Inc, a subsidiary of Invicta, totaling $400,000. The amount represents $340,000 for the purchase and $60,000 shareholder loan that was on the Balance Sheet acquired. Invicta does not plan to pay this liability due to the seller defaulting on a signed 5 year employment agreement causing the failure of the business. The seller departed after 7 months, resulting in the loss of airline contracts that represented over 50% of the companies revenue. Invicta has not heard from the Seller and has not proceeded with any legal action against the Seller to date.

Funding

1st Quarter 2006, the Company received additional equity advances of approximately $175,000 and issued 50 million shares. Invicta has received advances as of 3/31/06 totaling $625,527: Prepaid Warrant balance is $380,045 and Debenture balance is $245,482.

Index

 Liquidity

As of March 31, 2006 and 2005, Invicta Group's current ratios were (.027%) and( .029%) respectively. Invicta Group has not generated sufficient revenue in any period to carry its costs of operations, but had a positive cash flow of $45,100 for the 1st Quarter 3/31/ 2006 due to equity funding and increased Debenture loans. Invicta has derived its liquidity principally from the sale of stock.

 Common Stock Issued 2006

Invicta issued 102,734,000 common shares in the 1st Quarter of 2006; 38,918,332 shares were issued for $40,500 consulting, 13,815,668 were issued for professionals fees of $14,000 and 50 million shares were issued to raise $43,000 equity funds. The total number of shares outstanding on 3/31/2006 were 342,223,367

Capital Resources

    Invicta needs additional capital invested in the company to assure survival; without new equity funding the company cannot survive. Invicta has negotiated equity funding from an Institutional Investor; Golden Gate Investors Inc. and approval of the SB-2 Offering provides Invicta’s Treasury with 500 Million free trading shares as collateral. The equity funding amount is based on the stock price less 25% discount of the stock’s Bid price over the last 20 days; less current advances. IVGA could receive $2.8 Million equity funding if the stock price averages $.015 per share conversion rate and $3.57 Million if conversion price averages $.020 per share. Invicta’s management believes Invicta needs to raise an additional $250,000 equity funding for capital resources.

ITEM 3. Quantitative & Qualitative Disclosures on Market Risks

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

Index

 PART II

ITEM 1. Legal Proceedings

None at this time

ITEM 2. Changes in Securities

None at this time

ITEM 3. Defaults Upon Senior Securities

None at this time

Item 4. Submission of Matters to a Vote of Security Holders.

None at this time

ITEM 5. Exhibits

None at this time

Index

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

SIGNATURE	TITLE	DATE

/s/ William G. Forhan	Chief Executive Officer,	May 11, 2006
William G. Forhan	President and Director

/s/ Richard David Scott	Chief Operating Officer,	May 11, 2006
Richard David Scott	Principal Accounting and
Financial Officer and Director