Form 10QSB
period 2006-06-30
INVICTA GROUP INC
filed 2006-08-14
CIK 1212570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the 2nd Quarter ended June 30, 2006.

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask price of the Common Stock on the OTC Bulletin Board system on July 18, 2006 of $.0012, was approximately $815,653. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of common stock outstanding as of July 18, 2006 was 679,711,589

                             INDEX TO FORM 10-QSB

                                                                    Page No.
PART I

ITEM 1. Financial Statements

        Balance Sheet                                                     3
        Statements of Operations                                          4
        Statements of Cash Flows                                          6
        Notes to Financial Statements                                     7

ITEM 2. Management's Discussion and Analysis                             10

ITEM 3. Quantitative and Qualitative Disclosures on Market Risk          11

ITEM 4. Controls and Procedures                                          11


PART II

ITEM 1. Legal Proceedings                                                11

ITEM 2. Changes in Securities                                            11

ITEM 3. Defaults Upon Senior Securities                                  11

ITEM 4. Submission of Matters to a Vote of Security Holders              11

ITEM 5. Exhibits                                                         12

Signatures                                                               12

PART I
ITEM 1. FINANCIAL STATEMENTS

                              INVICTA GROUP INC.
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 2006
                                  (UNAUDITED)

                                    ASSETS

Property and equipment, net of accumulated depreciation
 of $41,716                                                         21,605

Other assets:
  Security Deposits                                                  1,500
  Advances to affiliates                                            39,845
  Intangible assets, net of accumulated
   amortization of $ -0-                                            42,400
                                                          -----------------
      Total Assets                                        $        105,350
                                                          =================

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Notes payable and convertible debentures                $        612,127
  Accounts payable and accrued liabilities                         861,859
  Accrued expenses and other liabilities                           400,579
  Deferred officer compensation                                    308,217
                                                          -----------------
      Total current liabilities                                  2,182,782

Long-term debt
  Notes Payable  - shareholders                                    250,810
                                                          -----------------
      Total Liabilities                                          2,433,592
                                                          -----------------

Shareholder Deficit:
  Preferred stock series B par value $1.00 175,000 shares
   authorized; 175,000 issued and outstanding                      175,000
  Preferred stock series C par value $1.00 330,000 shares
   authorized; 330,000 issued and outstanding                      330,000
  Common stock, par value $ .0001,  1,000,000,000 shares
   authorized, 616,211,589 issued and outstanding                   61,621
  Additional paid in capital                                     3,469,127
  Retained (Deficit) Accumulated                                (6,363,990)
                                                          -----------------
      Total Shareholder deficit                                 (2,328,242)
                                                          -----------------
          Total Liabilities and Shareholders' Equity      $        105,350
                                                          =================

                              INVICTA GROUP INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                               Three              Three
                                           Months Ending      Months Ending
                                              June 30,           June 30,
                                                2005               2006
                                           --------------     --------------

Revenues earned                            $      41,439      $      51,700

Cost of sales                                        631
                                           --------------     --------------
Gross profit                                      40,808             51,700

Selling, general, and administrative
 expenses                                        280,034            129,435
                                           --------------     --------------

(Loss) from Operations before other
 income or expenses                             (239,226)           (77,735)

Other income and (expense)
    Interest income                                  566                183
    Sale of Intangible Assets                     10,000

Net loss                                   $    (228,660)     $     (77,552)
                                           ===============    ===============

Net loss per share weighted average
 share, basic and diluted                        ($0.001)           ($0.000)
                                           ===============    ===============

Weighted average shares outstanding,
 basis and diluted                           197,299,773        495,985,781
                                           ===============    ===============

                              INVICTA GROUP INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                Six                Six
                                           Months Ending      Months Ending
                                              June 30,           June 30,
                                                2005               2006
                                           --------------     --------------

Revenues earned                            $       81,433     $       76,761

Cost of sales                                       4,151
                                           --------------     --------------

Gross profit                                       77,282             76,761

Selling, general, and administrative
 expenses                                         679,783            307,662
Asset impairment charge
                                           --------------     --------------

(Loss) from Operations  before
 other income or expenses                        (602,501)          (230,901)

Other income and (expense)
    Interest income                                   566                183
    Sale of Intangible Assets                      10,000
                                           --------------     --------------

Net loss                                   $     (591,935)    $     (230,718)
                                           ===============    ===============

Net loss per share weighted average
 share, basic and diluted                         ($0.003)           ($0.000)
                                           ===============    ===============

Weighted average shares outstanding,
 basic and diluted                            169,271,308        470,954,884
                                           ===============    ===============

                              INVICTA GROUP INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                Six                Six
                                           Months Ending      Months Ending
                                              June 30,           June 30,
                                                2005               2006
                                           --------------     --------------
Cash flows from operating activities:
  Net income                               $    (591,935)     $    (230,718)
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation                                   3,750              3,750
    Amortization                                   8,250
    Stock issued for services                    178,970             64,500
    Changes in assets and liabilities:
      Accounts receivable and prepaid
       expenses                                   12,970            (39,845)
      Other assets                                28,794            (42,400)
      Accounts payable & accrued liabilities     120,713             18,200
                                           --------------     --------------
                                                (238,488)          (226,513)
                                           --------------     --------------

Cash flows used in investing activities:
  Capital asset expenditures                      (6,880)            (7,029)

Cash flows used in financing activities:
  Proceeds from long term debt                    97,000            235,500
  Proceeds from sale of comon stock              157,500             29,600
  Payments on long term debt                    (130,600)           (30,261)
                                           --------------     --------------
                                                 123,900            234,839
                                           --------------     --------------

Net change in cash and cash equivalents         (121,468)             1,297

Cash and cash equivalents, beginning of
 period                                          145,472             (1,297)
                                           --------------     --------------

Cash and cash equivalents, end of period   $      24,004      $           -
                                           ===============    ==============

Additional Cash Flow Information:
  Cash paid during the period for:
    Interest (non capitalized)
                                           ===============    ==============
    IncomeTaxes                            $           0     $            0
                                           ===============    ==============

Non-Cash Activities:
  Stock issued for acquisitions
                                           ===============    ==============
  Stock issued for deferred compensation
   payable                                 $     175,000

  Stock issued for stock subscriptions
   receivable                                                 $     236,000
                                           ===============    ==============
  Stock issued for stock subscriptions
   receivable
                                           ===============    ==============

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2006
                                   UNAUDITED

NOTE A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2005.

NOTE B.  GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses of $6,364,000 since inception and the Company had negative working capital of $2,142,940 at June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition to the assumption regarding increased revenues, in the 1st quarter of 2006, the Company's management has raised $235,000 in equity funding in 2006 from its securities purchase agreement with Golden Gate Investors, Inc.

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

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2006
                                   UNAUDITED

NOTE C.   CHANGES IN STOCKHOLDERS' (DEFICIT) FOR THE SIX MONTHS ENDED JUNE
30, 2006

                                  Common Stock    Additional Paid
                               Shares      Amount   in Capital    Deficit

Balance December 31, 2005    239,569,367  $ 23,957  $3,181,691  $(6,133,272)
Stock issued for cash         36,766,000     3,677      25,923
Stock issued for legal and
marketing services            57,654,000     5,765      53,735
Stock issued in exchange for
 Payment of convertible
 debentures                  282,222,222    28,222     207,778
Net loss for the six months
 Ended June 30, 2006         ___________  ________  __________     (230,718)

Balance June 30, 2006        616,211,589  $ 61,621  $3,469,127  $(6,363,990)


NOTE D.   INCOME PER SHARE

Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as convertible debentures, into common stock and stock purchase options. The Company's outstanding convertible debentures and options are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. At June 30, 2006 potentially dilutive securities consist of convertible debentures that could be converted into 450,000 common shares and options that could be converted into 3,882,656 common shares.

NOTE E.  CAPITAL LEASE

The capital lease liability is for leased phone equipment for Aiplan that was to expire on March 31, 2005. Since the Company did not notify the lessor in writing of its intent to cancel the lease was automatically renewed for a period of two years. The lessor has confirmed receipt of a verbal cancellation notice, but is still contending no written cancellation was
received.  Because of this the Company is disputing this amount.   Management
has forwarded the Company's current financial information to the lessor's attorneys indicating that no assets exist to pay this liability, and since the operations of the Company have been ceased they have requested them to stop pursuing payment on this amount

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2006
                                   UNAUDITED

NOTE F.  NOTES PAYABLE - SHAREHOLDERS

Note payable to shareholders, uncollateralized, payable on the first month after the Company has received $1,000,000 in equity funding in monthly installments of approximately $20,000. Invicta is in default on the payments to shareholders due to a cash flow shortage. Shareholder recognizes default status and will accept 7% interest on note from 1/2/05 until paid in full. The Company plans to begin these payments as soon as the necessary cash flow is available which management expects to be in 2006. Therefore, the entire balance of $ 250,810 is classified as long-term debt for 2006 and $327,766 for 2005. Invicta owes seller of Airplan, Inc. $60,000, but does not intend to pay due to termination of employment contract.

NOTE G.   RELOCATION OF CORPORATE OFFICE

Effective May 1, 2006, the Company has moved its headquarters from its office in Miami to a new office location in Ft. Lauderdale.

The Company will lease its office space under a five-year, non-cancelable operating lease for approximately $3700 per month.

Obligations under the non-cancelable operating leases are as follow:

Year ending December 31,
		2006			$   29,600
		2007			    46,000
		2008			    48,400
		2009			    50,800
		Thereafter 		    56,800
					$  231,600

NOTE H.  INCREASE IN CAPITAL STOCK

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


NOTE I.  SUBSEQUENT EVENT - STRATEGIC ALLIANCES

The company entered into 2 strategic alliances, in an effort to increase revenues, profits and customer loyalty.

Effective July 1, 2006 the Company entered into an agreement with ZDirect, Inc. an electronic customer relationship management company that creates profiles of e-mail databases. The company database will be broken down via state and personal interests (golfer, cruiser, gambler etc.). ZDirect will be managing Travel Hot Link's Email database daily.

On July 11, 2006 the Company signed an agreement with IQWARE, Inc. IQWARE will be a reseller of Travel Hot Link's internet media to the 500 hoteliers that use the IQWARE software for internet reservations and marketing.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with Invicta Group's consolidated financial statements included in this report.

Results of Operations

Revenues

Revenues are net commission and fees, there are no cost of sale. Revenues for the quarter ended June 30, 2006 were $51,700 compared to revenues of $41,439 for the quarter ended June 30, 2005. The revenues in 2006 versus 2005 were generated from Internet Media Advertising vs. 2005 revenues were from airline commissions. Revenues for six months 2005 were $77,282 and six months 2006 were $76,761.

Expenses

The major components of expenses are general and administrative expenses. The three months ended June 30, 2006 major expenses were: Payroll $62,825; Internet design $18,489; Professional fees $5,269; the total G&A expenses for the quarter were $129,435

Net Losses

Net loss for the quarter ended June 30, 2006 was ($77,552); loss per share:
($0.0001) compared to a net loss of ($228,660); loss per share ($0.001) for the quarter ended June 30, 2005. The six months losses were ($230,718); loss
per share ($0.0001   ) for June 30, 2006 and ($591,935): loss per share
($0.003) for six months 2005.

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

Funding

2nd Quarter 2006, the Company received additional equity advances of $92,600 and issued 115,750,000 shares. Invicta has received equity funding advances as of 6/30/06 totaling $492,527: Prepaid Warrant balance is $264,590 and Debenture balance is $227,937.

Liquidity

June 30, 2006 and 2005, Invicta Group's current ratios were (.048%) and
(.02%) respectively. Invicta Group has not generated sufficient revenue in any period to carry its costs of operations. Invicta has derived its liquidity principally from the sale of stock.

Common Stock Issued 2006

Invicta issued 102,734,000 common shares in the 1st Quarter of 2006; 38,918,332 shares were issued for $40,500 consulting, 13,815,668 were issued for professionals fees of $14,000 and 50 million shares were issued to raise $43,000 equity funds. Invicta issued 2nd Quarter shares totaling 273,988,222; 5 million were for Legal fees and the balance were for payments of advanced equity funding. The total number of shares outstanding on 6/30/2006 were 616,211,589

Capital Resources

    Invicta needs additional capital invested in the company to assure survival. Invicta will need to increase revenues to a minimum of $45,000 per month to have positive cash flow and assure survival. Invicta source of working capital is generation of revenues and the sale of common stock.

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


SIGNATURE                TITLE                           DATE

/s/ William G. Forhan    Chief Executive Officer,        8-7-06
William G. Forhan        President and Director


/s/ Richard David Scott  Chief Operating Officer,        8-7-06
Richard David Scott      Principal Accounting and
                         Financial Officer and Director