Form 10QSB
period 2006-09-30
INVICTA GROUP INC
filed 2006-11-15
CIK 1212570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the 3rd Quarter ended September 30, 2006.

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask price of the Common Stock on the OTC Bulletin Board system on November 2, 2006 of $.0007, was approximately $640,000. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of common stock outstanding as of November 2, 2006 was 914,489,367.

BACKGROUND OF CORPORATION

Invicta Group Inc. is an Internet Media Company that offers a website known as Travel Hot Link www.travelhotlink.com. Travel Hot Link has a database of 25 million travel enthusiasts seeking discounted travel products: cruise vacations, airline tickets, hotel rooms car rentals, and packaged tours. Travel hot Link offers Travel Suppliers a media to reach awareness of their discounts. We offer advertisers a number of advertising options: a weekly Email to a 10 million travel enthusiasts promoting 10 - 15 discounted travel products; a Custom Email to 2 - 10M travel enthusiasts; Banner ads and website listings to our website.

 The company is in a competitive marketplace that has companies with more experience, branded names, strong sales forces, and better technology to reach the market.

Invicta Group Inc's history started on 7/15/2002 as a private travel company that was specializing as an Airline Consolidator and Internet company selling airline tickets; doing business as Don't Pay Full Fare. Invicta became a public company in November 2003 and targeted an acquisition of an airline consolidator company that had over 12 years experience and multiple European airline contracts. The company was acquired in February 2004 and later found the seller was not interested in fulfilling his 5 year employment contract resulting in lost agreements with the company's largest airline suppliers. Invicta decided to leave the slim margin business of Airline Consolidator in April 2005 due to losses that could not be overcome.

Invicta management spent the balance of 2005 developing a new business plan and began focusing on the Internet Media marketplace as the new frontier to market travel products online. Today, Invicta Group Inc. acts as the holding company of subsidiary Travel Hot Link.

The attached information is an overview of the companies operations and financial status.

                             INDEX TO FORM 10-QSB

                                                                  Page No.
PART I

ITEM 1. Financial Statements                                            4

        Balance Sheet                                                   5
        Statements of Operations                                        6
        Statements of Cash Flows                                        7
        Statement of Changes in Stockholders' Equity                    8
        Notes to Financial Statements                                   9

ITEM 2. Management's Discussion and Analysis                            14

ITEM 3. Quantitative and Qualitative Disclosures on Market Risk         15

ITEM 4. Controls and Procedures                                         15

PART II

ITEM 1. Legal Proceedings                                               16

ITEM 2. Changes in Securities                                           16

ITEM 3. Defaults Upon Senior Securities                                 16

ITEM 4. Submission of Matters to a Vote of Security Holders             16

ITEM 5. Exhibits                                                        16

Signatures                                                              17

PART I

ITEM 1. FINANCIAL STATEMENTS

                              INVICTA GROUP INC.
                          CONSOLIDATED BALANCE SHEET
                              September 30, 2006
                                  (UNAUDITED)


                                    ASSETS

Current assets:
  Cash and cash equivalents                                 $        625
  Accounts receivable                                             35,314
                                                            -------------
    Total current assets                                          35,939

Property and equipment, net of accumulated depreciation
  of $43,591                                                      19,730

Other assets:
  Security Deposits                                                1,500
  Advances to affiliates                                          35,945
  Intangible assets, net of accumulated
   amortization of $2,120                                        150,480
                                                            -------------
    Total Assets                                            $    243,594
                                                            =============

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable and convertible debentures                  $    653,024
  Accounts payable and accrued liabilities                       100,730
  Accounts payable and accrued liabilities
   - discontinued operations                                     698,230
  Accrued expenses and other liabilities                         409,950
  Accrued compensation - related parties                         192,339
                                                            -------------
    Total current liabilities                                  2,054,273

Long-term debt
  Notes Payable  - shareholders                                  252,685
                                                            -------------
    Total Liabilities                                          2,306,958
                                                            -------------

Shareholders' Equity (Deficit)
  Preferred stock series B par value $1.00 175,000 shares
   authorized; 175,000 issued and outstanding                    175,000
  Preferred stock series C par value $1.00 480,000 shares
   authorized; 480,000 issued and outstanding                    480,000
  Common stock, par value $ .0001,  1,000,000,000 shares
   authorized, 855,044,922 issued and outstanding                 85,504
  Additional paid in capital                                   3,613,046
  Accumulated deficit                                         (6,416,914)
                                                            -------------
    Total Shareholders' equity ( deficit)                     (2,063,364)
                                                            -------------
      Total Liabilities and Shareholders' Equity (deficit)  $    243,594
                                                            =============

                              INVICTA GROUP INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                               Three              Three
                                           Months Ending      Months Ending
                                           September 30,      September 30,
                                                2005               2006
                                           --------------     --------------
Revenues earned                            $      16,608      $     129,840

Selling, general, and administrative
 expenses                                        130,876            159,918
                                           --------------     --------------

Income (loss) from operations before
 other income and expense                       (114,268)           (30,078)

Other income and (expense)
  Interest expense - related parties              (4,750)            (4,359)
  Interest expense                                (6,616)            (6,391)
                                           --------------     --------------

Net income (loss) before provision for
 income taxes                                   (125,634)           (40,828)

Provision for income taxes                             0                  0
                                           --------------     --------------

Net income (loss)                          $    (125,634)     $     (40,828)
                                           ==============     ==============

Net income (loss) per share weighted
 average share, basic and diluted                ($0.001)           ($0.000)
                                           ==============     ==============

Weighted average shares outstanding,
 basis and diluted                           224,318,542        838,936,516
                                           ==============     ==============

                              INVICTA GROUP INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                Nine               Nine
                                           Months Ending      Months Ending
                                           September 30,      September 30,
                                                2005               2006
                                           --------------     --------------

Revenues earned                            $      98,041      $     206,601

Selling, general, and administrative
 expenses                                        793,612            463,080
                                           --------------     --------------

(Loss) from operations before other
 income and expense                             (695,571)          (256,479)

Other income and (expense)
  Interest income                                    566                183
  Interest expense - related parties             (14,250)           (13,475)
  Interest expense                               (18,314)           (13,871)
  Sale of Intangible Assets                       10,000
                                           --------------     --------------

Net (loss) before provision for income
 taxes                                          (717,569)          (283,642)

Provision for income taxes                             0                  0
                                           --------------     --------------

Net loss                                   $    (717,569)     $    (283,642)
                                           ==============     ==============

Net loss per share weighted average
 share, basic and diluted                        ($0.004)           ($0.000)
                                           ==============     ==============

Weighted average shares outstanding,
 basic and diluted                           187,661,798        594,963,346
                                           ==============     ==============

                              INVICTA GROUP INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                  Nine             Nine
                                             Months Ending    Months Ending
                                             September 30,    September 30,
                                                  2005             2006
                                             --------------   --------------
Cash flows from operating activities:
  Net income                                 $    (717,569)   $    (283,642)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                     5,625            5,625
    Amortization                                    12,375            2,120
    Stock issued for services                      178,970           68,000
    Database acquired in exchange for
     accounts receivable                                           (142,600)
    Changes in assets and liabilities:
      Accounts receivable and prepaid expenses      12,990          (71,258)
      Other assets                                  30,294          (10,000)
      Accounts payable & accrued liabilities       214,023           93,816
                                             --------------   --------------
                                                  (263,292)        (337,939)
                                             --------------   --------------

Cash flows used in investing activities:
  Capital asset expenditures                        (6,880)          (7,029)

Cash flows used in financing activities:
  Proceeds from long term debt                     104,500          265,000
  Proceeds from sale of common stock               181,937          123,900
  Payments on long term debt                      (161,737)         (42,010)
                                             --------------   --------------
                                                   124,700          346,890
                                             --------------   --------------

Net change in cash and cash equivalents           (145,472)           1,922

Cash and cash equivalents, beginning of
 period                                            145,472           (1,297)
                                             --------------   --------------

Cash and cash equivalents, end of period     $           -    $         625
                                             ==============   ==============

Additional Cash Flow Information:
  Cash paid during the period for:
  Interest (non capitalized)
                                             ==============   ==============
  Income Taxes                               $           0    $           0
                                             ==============   ==============

  Non-Cash Activities:
                                             ==============   ==============
  Stock issued for deferred compensation
   payable                                   $     175,000
                                             ==============   ==============
  Stock issued for payments on convertible
   debentures                                                 $     301,002
                                             ==============   ==============
  Preferred stock issued for deferred
   compensation payable                                       $     150,000
                                                              ==============

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2006
                                   UNAUDITED

NOTE A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2005.

NOTE B.  REVENUE RECOGNITION

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition." We recognize advertising revenues in the period in which the ad is displayed. The revenues are advertising revenues, consisting of fixed fees paid by travel suppliers to advertise their discounted travel products on our website: travelhotlink.com. The majority of revenues are derived from barter exchanges.

NOTE C.  GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses of $6,416,000 since inception and the Company had negative working capital of $2,015,000 at September 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition to the assumption regarding increased revenues, in the 1st quarter of 2006, the Company's management has raised $245,000 in equity funding in 2006 from its securities purchase agreement with Golden Gate Investors, Inc.

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2006
                                   UNAUDITED


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


NOTE D.   CHANGES IN STOCKHOLDERS' (DEFICIT) FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2006

                                  Common Stock    Additional Paid
                               Shares      Amount   in Capital    Deficit
                             -----------------------------------------------
Balance December 31, 2005    239,569,367  $ 23,957  $3,181,691  $(6,133,272)
Stock issued for cash        157,141,000    15,714     108,186
Stock issued for legal and
  marketing services          67,779,000     6,778      61,222
Stock issued in exchange for
 payment of convertible
 debentures                  390,555,555    39,055     261,947
Net loss for the nine months
 ended September 30, 2006                                          (283,642)
                             -----------------------------------------------
Balance September 30, 2006   855,044,922  $ 85,504  $3,613,046  $(6,416,914)
                             ===============================================

NOTE E.   INCOME PER SHARE

Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as convertible debentures, into common stock and stock purchase options. The Company's outstanding convertible debentures and options are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. At September 30, 2006 potentially dilutive securities consist of convertible debentures that could be converted into 450,000 common shares and options that could be converted into 3,882,656 common shares.

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2006
                                   UNAUDITED

NOTE F.  CUSTOMER DATABASE

The Company's customer database acquired for advertising and marketing is being amortized over a 5-year period. The Company begins computing amortization in the first month of the first quarter following the acquisition of the customer database. At September 30, 2006 the Company amortized expense of $2,120 for the 3rd quarter. The Customer Database is a collection of Email addresses of Travel Enthusiasts that have Opted -In for Emails to be sent to them via the Internet. The Company sends 10M Emails a week promoting discounted travel products, to the database, that can be purchased online via a link to the Travel Supplier's booking engine.

NOTE G.  NOTES PAYABLE - SHAREHOLDERS

Note payable to shareholders, uncollateralized, payable on the first month after the Company has received $1,000,000 in equity funding in monthly installments of approximately $20,000. Invicta is in default on the payments to shareholders due to a cash flow shortage. Shareholder recognizes default status and will accept 7% interest on note from 1/2/05 until paid in full. The Company plans to begin these payments as soon as the necessary cash flow is available which management expects to be in 2006. Therefore, the entire balance of $ 239,210 is classified as long-term debt for 2006 and $269,466 for 2005. Invicta owes seller of Airplan, Inc. $60,000, but does not intend to pay due to termination of employment contract.


NOTE H.   RELOCATION OF CORPORATE OFFICE

Effective May 1, 2006, the Company has moved its headquarters from its office in Miami to a new office location in Ft. Lauderdale.

The Company will lease its office space under a five-year, non-cancelable operating lease for approximately $3700 per month.

Obligations under the non-cancelable operating leases are as follow:

Year ending December 31,
               2006         $  11,100
               2007            46,000
               2008            48,400
               2009            50,800
               Thereafter      56,800
                            ---------
                            $ 213,100

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2006
                                   UNAUDITED



NOTE I.   STRATEGIC ALLIANCES

The company entered into 2 strategic alliances, in an effort to increase revenues, profits and customer loyalty.

Effective July 1, the Company entered into an agreement with ZDirect, Inc. an electronic customer relationship management company that creates profiles of e-mail databases. The company database will be broken down via state and personal interests (golfer, cruiser, gambler etc.). ZDirect will be managing Travel Hot Link's Email database daily.

On July 11, the Company signed an agreement with IQWARE, Inc. IQWARE will be a reseller of Travel Hot Link's internet media to the 500 hoteliers that use the IQWARE software for i

NOTE  J.  DEFERRED COMPENSATION CONVERSION

Senior Management converted $150,000 of Deferred Compensation into 150,000 Preferred C Stock; valued at $1.00 per share. The total Preferred C Shares issued has increased to 480,000 shares, effective 9/29/200

NOTE  K.  AMENDING AUTHORIZED SHARES

The Company announced that it was increasing its authorized common shares from 1,000,000,000 to 5,000,000,000 effective September 14, 2006. The company completed the necessary filings to amend the articles of incorporation, but to date has not actually filed them with the state of Nevada.

NOTE L. CAPITAL TRANSACTIONS

Invicta Registered 100 million shares as S-8 stock on 7/18/2006. The stock was issued to consultants for services and options. Invicta issued 238,833,333 shares in the 3rd Qtr: 108,333,333 were issued to Institutional Investor for payment of $65,000; 128,500,000 were issued for $100,800 funding and 2,000,000 shares were issued to Consultants. The average value of the stock was $.0007. The total number of outstanding shares at 9/30/2006 was 855,044,922.Invicta issued 102,734,000 common shares in the 1st Quarter of 2006; 38,918,332 shares were issued for $40,500 consulting, 13,815,668 were issued for professionals fees of $14,000 and 50 million shares were issued to raise $43,000 equity funds at an average of $.0009. Invicta issued 2nd Quarter shares totaling 273,988,222; 5 million were for Legal fees and the balance were for payments of advanced equity funding at an average value of $.0008. The total number of shares outstanding on 6/30/2006 were 616,211,589; increased to 855,044,922 September 30,2006.

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2006
                                   UNAUDITED


NOTE M.    SUBSEQUENT EVENTS - LETTER OF INTENT TO ACQUIRE EMARKETING COMPANY

A letter of intent was signed October 30, 2006 for the Company to acquire an EMarketing Company that is selling an Email database of 70 million addresses, in exchange for 100,000 shares of Preferred D Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


The following discussion and analysis should be read in conjunction with Invicta Group's consolidated financial statements included in this report.

Results of Operations

Revenues

Revenues are advertising flat fees charged to travel suppliers for media purchase on our website www.travelhotlink.com . The travel suppliers are seeking a media for the last minute travelers that are seeking deep discounts to motivate them to travel now; their goal is to advertise online and receive a discounted rate for their perishable products (car rentals, airline seats, hotels rooms, cruise cabins and packaged tours). Revenues for the quarter ended September 30, 2006 were $129,840 compared to revenues of $16,608 for the quarter ended September 30, 2005. The revenues in 2006 versus 2005 were generated from Internet Media Advertising vs. 2005 revenues were from airline commissions. Revenues for nine months 2005 were $98,041 and nine months 2006 were $206,601.

Expenses

The major components of expenses are general and administrative expenses. The three months ended September 30, 2006 major expenses were: Payroll $66,335; Internet design $27,907; Professional fees $35,301; the total G&A expenses for the quarter were $163,759.

Net Profit/Net Losses

Net profit for the quarter ended September 30, 2006 was $(40,828); income per share: ($0.000) compared to a net loss of ($125,634); loss per share ($0.001) for the quarter ended September 30, 2005. The nine months losses were ($283,642); loss per share ($0.000 ) for June 30, 2006 and ($717,569): loss per share ($0.004) for nine months 2005.

Airplan Inc Liability

Invicta has a liability to the seller of Airplan Inc, a subsidiary of Invicta, totaling $400,000. The amount represents $340,000 for the purchase and $60,000 shareholder loan that was on the Balance Sheet acquired. Invicta does not plan to pay this liability due to the seller defaulting on a signed 5 year employment agreement causing the failure of the business. The seller departed after 7 months, resulting in the loss of airline contracts that represented over 50% of the companies revenue. Invicta has not heard from the Seller and neither party has proceeded with any legal action to date.

Funding

3rd Quarter 2006, the Company received additional equity advances of $25,00; and $100,800 from the sale of IVGA stock totaling 128,500,000 shares. Invicta has received equity funding advances from an Institutional Investor totaling $437,525 as of 9/30/2006: Prepaid Warrant balance is $215,498 and Debenture balance is $222,027.

Liquidity

September 30, 2006 and 2005, Invicta Group's current ratios were (.16%) and (.065%) respectively. Invicta Group has not generated sufficient revenue in any period, to carry its costs of operations. Invicta has derived its liquidity principally from the sale of stock.

Common Stock Issued 2006

Invicta issued 102,734,000 common shares in the 1st Quarter of 2006; 38,918,332 shares were issued for $40,500 consulting, 13,815,668 were issued for professionals fees of $14,000 and 50 million shares were issued to raise $43,000 equity funds. Invicta issued 2nd Quarter shares totaling 273,988,222; 5 million were for Legal fees and the balance were for payments of advanced equity funding. The total number of shares outstanding on 6/30/2006 were 616,211,589.

Invicta issued 238,833,333 shares in the 3rd Qtr: 108,333,333 were issued to Institutional Investor for payment of $65,000; 128,500,000 were issued for $100,800 funding and 2,000,000 shares were issued to Consultants. The total number of outstanding shares at 9/30/2006 was 855,044,922.

Capital Resources

Invicta needs additional capital invested in the company to assure survival. Invicta will need to increase revenues to a minimum of $45,000 per month to have positive cash flow and assure survival. Invicta source of working capital is generation of revenues form Travel Hot Link media sales and the sale of common stock. Management estimates a $20,000 cash shortfall a month for the next 6 months.


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

PART II

ITEM 1. LEGAL PROCEEDINGS

None at this time

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None at this time

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None at this time

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Management approved that the Articles of Incorporation be amended from 1 Billion to 5 Billion shares on September 12, 2006. This was done without a Shareholder Meeting as management controls 65.33% of the votes and did not request a proxy from shareholders, under Nevada Statutes Section 78.315 and
78.320. The company filed a Definitive Proxy Statement with a Schedule 14C Information Proxy Statement. Management has not notified the State of Nevada regarding increasing shares as of November 6, 2006.

ITEM 5. OTHER INFORMATION

We hereby incorporate by reference the Registrant's Schedule 14C Definitive Information Proxy Statement filed on September 25, 2006 and the Registrant's Form 8-K that disclosed a Waiver of Meeting of the Shareholders filed on September 14, 2006, both at SEC file no. 333-102555. See Part II, Item 4, above.

ITEM 6. EXHIBITS

23.1	Consent of Accountant

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
      under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)
      under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
      to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
      to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURE                TITLE                           DATE

/s/ William G. Forhan    Chief Executive Officer,        November 14, 2006
William G. Forhan        President and Director


/s/ Richard David Scott  Chief Operating Officer,        November 14, 2006
Richard David Scott      Principal Accounting and
                         Financial Officer and Director