Form 10KSB
period 2006-12-31
INVICTA GROUP INC
filed 2007-04-12
CIK 1212570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2006.

OR

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from ______ to _______.

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

Registrant's telephone number, including area code: (954) 771-0650

Securities Registered Pursuant to Section 12(b) of the Act:   Common Stock
par value $.0001 per share

Securities Registered Pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The issuer's revenues for its most recent fiscal year were approximately
$402,185.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask price of the Common Stock on the OTC Bulletin Board system on March 31, 2007 of $.01, was approximately $360,000. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of common stock outstanding as of March 31, 2007 was 36,968,488.

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

Invicta Group Inc. ("Invicta" or "IVGR") began its business in July 2000 by offering airline tickets and other travel-related products and services over the telephone and has expanded to offering travel products over the Internet. Invicta Group Inc. was a holding company that owned 6 subsidiaries in the Travel, Entertainment and Telecom Industries in 2004 and began to Spin-off and sell subsidiaries in 2005.

IVGR has been unsuccessful generating profits from its subsidiaries in 2004 thru 2006. The company was under capitalized from the day it became a public company. Marketing dollars were not available to brand the subsidiaries, margins were too low, and the high cost of staffing call centers, versus generating sales on the internet, resulted in operational losses exceeding $1.5 million for the calendar year 2004; losses in 2005 were $993,831 and losses were $470,100 in 2006.

During 2006, management created a new business model and new subsidiary, and as a result, the company now focuses its business as an Internet Media Company offering Email broadcast services to travel enthusiasts seeking discounted travel. The company's name is Travel Hot Link (THL), and its website address is www.travelhotlink.com.

During 2006, Travel Hot Link generated revenues of $402,185 and reduced losses from the prior year to $470,100. The company continues to operate with little cash and has not had the opportunity to market the company aggressively. In 2007, Invicta will continue to focus management time on Travel Hot Link and look for strategic alliances that can generate profits.

Subsequent events:

By filing a Form 8-K on March 29, 2007, as amended March 30, 2007, which is incorporated herein by reference, Invicta provided disclosure of the purchase of Maupintour Inc. LLC, a Nevada corporation ("Maupintour") as of March 23, 2007, and the appointment of William Kerby as director of Invicta as of January 15, 2007.

Item 2.	DESCRIPTION OF PROPERTY

The Travel Hot Link (THL) website: www.travelhotlink.com offers travel suppliers the opportunity to sell perishable inventory at a discount to travelers that are seeking a travel deal. The website offers several products in the travel industry and breaks them into categories: Hotels Car Rentals, Air Transportation, Cruises, and Travel Holiday Packages.

THL will also promote a Weekly Newsletter that is Emailed to 10 million travel enthusiasts, who, if they like a travel Supplier offer, can purchase the offer online with a simple click. THL owns a database of 25 million Emails that are used for custom Emails campaigns or the Weekly Newsletter. Travel Suppliers will pay Travel Hot Link a flat advertising fee to send Emails to Travel Enthusiasts.

      Item 3.	LEGAL PROCEEDINGS

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for the Shares:

Invicta's common stock quoted on the OTC Bulletin Board under the trading symbol of "IVGR". Quotations began on October 26, 2003. The high and low bid quotations for Invicta between that date and the date hereof have been $.45 and $.0018 per share.

Invicta's common stock is owned of record by approximately 2200 shareholders. Invicta's management team owns (1) 3,882,636 Options, with an exercise price of $.25, expiring 1/6/2009; and, (2) 175,000 Preferred Series B Shares and 480,000 Series C Shares, with total Preferred Stock valued at $655,000. Invicta has 36,968,488 common shares issued and outstanding as of March 31,2007. All shares are free trading except 9,054,973 owned by Invicta's directors and officers.

Invicta has never paid cash dividends on its common stock. Invicta Group intends to keep future earnings, if any, to finance the expansion of its business, and it does not anticipate that any cash dividends will be paid in the foreseeable future. Invicta's future payment of dividends will depend on its earnings, capital requirements, expansion plans, financial condition and other relevant factors. The Board of Directors has the sole authority to declare dividends.

There were no other sales of securities, including unregistered securities, in 2006.

General

Invicta Group is authorized by its Articles of Incorporation to issue 1,000,000,000 shares of common stock, par value $.0001 per share, and 50 million shares of preferred stock, par value $.0001 per share.

Common Stock

The company did a reverse split of 100 x 1 on 11/16/2006. A total of 36,968,488 shares of common stock are issued and outstanding as of 3/31/2007. Each of the common shares has the following rights:

1.	To receive its equal share of dividends when the board of directors decides to declare them from Invicta's funds that can be legally used to pay dividends;

2.	To receive its equal share of assets in a liquidation, dissolution or winding up of Invicta's affairs, after payment of all debts; and

3.	To one vote on election of each director and each other matter submitted to a vote of stockholders. Stockholders do not have cumulative voting rights.

The common stock does not carry a pre-emptive right to purchase additional common stock in the event Invicta issues more common stock or the right to convert into any other type of security Invicta may issue in the future. Invicta is not required to and has not set up any fund to repurchase its common stock, nor did it make any repurchases in 2006. The shares of common stock now outstanding are fully paid, duly authorized and are legal issued and are not assessable.

Preferred Stock

The board of directors is authorized to determine, without stockholder approval, the designations, rights, preferences, powers and limitations of Invicta's 50,000,000 shares of authorized preferred stock. Invicta has issued 655,000 preferred shares valued at $655,000.

Common Stock Issued 2006

Invicta issued 825,979,433 common shares in 2006 and performed a Reverse Split of the common shares of 100 x 1. The total number of shares outstanding on 12/31/2006 was 10,655,488.

Transfer Agent And Registrar

The transfer agent and registrar for Invicta Group's common stock is Florida Atlantic Stock Transfer, 7130 Nob Hill Road, Tamarac, FL 33321.

Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with Invicta Group's consolidated financial statements included in this report.

Results of Operations

Revenues

Revenues for the 4th Quarter were generated from Internet Media and Consumer travel packages. Internet Media Advertising revenues are flat fees charged to travel suppliers for media purchases on the website www.travelhotlink.com. The travel suppliers are seeking a medium for the last

      minute travelers that
are seeking deep discounts and motivated to travel now. Their goal is to advertise online and receive a discounted rate for their perishable products (car rentals, airline seats, hotels rooms, cruise cabins and packaged tours). Revenues for Consumer travel are realized as Gross Sales and are recognized when paid in full. Revenues for the year ended December 31, 2006 were $402,185 compared to revenues of $98,485 for the year ended December 31, 2005. The revenues in 2006 versus 2005 were generated from Internet Media Advertising and consumer travel packages versus the 2005 revenues, which were from airline commissions.

Expenses

The major components of expenses are general and administrative expenses. The year ended December 31, 2006 major expenses were: Payroll $289,494; Internet design $57,021; Professional fees $118,137; Interest Expense $48,784. Total General & Administrative expenses for the year were $655,673.

Net Profit/Net Losses

Net profit (loss) for the year ended December 31, 2006 was $(470,100) with income (loss) per share of ($0.053) compared to a net loss of $(993,831) with loss per share of ($0.497) for the year ended December 31, 2005.

Funding

Invicta has received equity funding advances from an Institutional Investor totaling $99,925 for the year 2006 and a balance due as of 12/31/2006 totaling $404,703. Payments are made with conversions of free trading stock based on the formula: the average of the three lowest days of stock Bid value within 20 days at the time of the conversion, at 25% discount.

Liquidity

As of December 31, 2006 and 2005, Invicta's current ratios were (.15%) and (.009%) respectively. Invicta Group has not generated sufficient revenue in any period to carry its costs of operations. Invicta has derived its liquidity principally from the sale of stock.

Common Stock Issued 2006

Invicta issued 102,734,000 common shares in the 1st Quarter of 2006, of which 38,918,332 shares were issued for consulting fees of $40,500, and 13,815,668 shares were issued for professionals fees of $14,000, and 50 million shares were issued to raise $43,000 in equity funds. The total number of common shares outstanding on 3/31/06 were 342,223,367.

Invicta issued 2nd Quarter common shares totaling 273,988,222, of which 5,000,000 shares were issued for Legal fees and the balance were issued for payments of advanced equity funding. The total number of common shares outstanding on 6/30/2006 were 616,211,589.

Invicta issued 238,833,333 common shares in the 3rd Quarter, of which 108,333,333 were issued to an Institutional Investor for payment of $65,000, 128,500,000 were issued to 128,500,000 for $100,800 in funding, and 2,000,000 shares were issued to Consultants. The total number of common shares outstanding on 9/30/06 were 855,044,922.

Invicta issued 150,353,900 common shares in the 4th Quarter to an Institutional Investor for $32,839 in payments on advances. The total number shares issued for the year were 825,979,433.

Reverse Split of Common Shares

On November 16, 2006, Invicta announced the company would complete a Reverse Split of its common shares. Invicta's Board of Directors voted to Reverse Split the common shares 100 x 1 (1 for 100). The current issued and outstanding shares as of November 15, 2006 were 974,489,367. The number of shares after the Reverse Spilt were 9,744,894; fractional shares were rounded up at 1/2 share increments. The total number of outstanding shares as of 12/31/2006 was 10,655,488.

New Symbol for Invicta Group Inc.

The company received a new symbol, IVGR, at the time of the Reverse Split, which it maintains to date.

Acquisition of Email Database

On November 27, 2006, Invicta acquired an Email database of 16,000,000 past travelers from Extraordinary Vacations Group Inc. ("EXVG") for 100,000 of Preferred Shares (Preferred D), convertible to 7,000,000 common shares and super voting power of 10,000,000 million votes. Invicta subsequently acquired Maupintour Inc. LLC, 100% owned by EXVG and its CEO, William Kerby, and Mr. Kerby also became a director of Invicta. See Subsequent Events in
Item 1.

Capital Resources

Additional capital needs to be invested in the company to assure survival. Invicta will need a minimum of $300,000 cash in 2007 to assure survival. Invicta's source of working capital is the revenues from Travel Hot Link internet media sales. Management estimates a $30,000 cash shortfall a month for the next 6 months from the date of filing of this Form 10-QSB, and the company needs $100,000 to upgrade its technology and Email database.

Item 7.	FINANCIAL STATEMENTS.

The Registrant's audited financial statements for the fiscal years ended December 31, 2005 and 2006 are attached to this annual report and begin on page F-1.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

None.

Item 8A.	CONTROLS AND PROCEDURES.

Invicta's management is responsible for establishing and maintaining an adequate level of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

- Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Invicta;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of Invicta are being made only in accordance with authorizations of management and directors of Invicta; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Invicta's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

In connection with the audit of Invicta's financial statements for the year ended December 31, 2006 (the "Evaluation Date"), Invicta's chief executive officer and chief financial officer conducted an evaluation of the effectiveness of Invicta's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of the Evaluation Date, and have concluded that, as of the Evaluation Date, Invicta's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by Invicta in the reports it submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to its chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

There have been no changes in Invicta's internal control over financial reporting during the period ended December 31, 2006 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Item 8B.	OTHER INFORMATION.

None.

Part III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table includes the names, ages, positions held and terms of office of Invicta Group's directors and executive officers.

NAME				AGE	POSITION			DIRECTOR SINCE

William G. Forhan		62	Chief Executive Officer,	July 2002
  					President and Director

Richard David Scott		59	Chief Operating Officer,	inception
 					Chief Financial Officer
  					and Director

Mercedes Henze			59	Vice President			inception
					Secretary, Director

William Kerby			50	Director			January 15, 2007

The stockholders of Invicta elect the directors at the annual meeting to serve for one year and until their successors are elected and qualify. Directors do not receive compensation for serving as directors. Officers are elected by the board of directors and their terms of office are, except as otherwise stated in employment contracts, at the discretion of the board of directors.

As authorized by the Nevada Statutes, Invicta's Articles of Incorporation provide that none of Invicta's directors shall be personally liable to Invicta or Invicta's shareholders for monetary damages for breach of fiduciary duty as a director, except liability for:

- any breach of the director's duty of loyalty to Invicta or its shareholders;

- acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

- unlawful payments of dividends or unlawful stock redemptions or repurchases; and

- any transaction from which the director derived an improper personal benefit.

This provision limits Invicta's rights and the rights of its shareholders to recover monetary damages against a director for breach of the fiduciary duty of care except in the situations described above. This provision does not limit Invicta's rights or the rights of any shareholder to seek injunctive relief or rescission if a director breaches his duty of care. These provisions will not alter the liability of directors under federal securities laws.

Invicta is authorized by Nevada corporation law and its bylaws to indemnify its directors and officers against damages, which qualify, in the opinion of the disinterested members of the board, for indemnification. Invicta is authorized to purchase liability insurance to cover this indemnification. The Securities and Exchange Commission has informed Invicta that it is against public policy for Invicta to indemnify its directors and officers for liabilities arising under the Securities Act and that claims for indemnification for this type of liability is unenforceable.

Compliance With Section 16(A) Of Securities Exchange Act Of 1934

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and officers, and persons who own more than ten percent of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2006, except as disclosed here, directors, officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 10.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table presents the compensation earned by Invicta's Executive officers during the last five fiscal years.

Cash Compensation
Name and Position	Year	Paid		Accrued

William G. Forhan	2002	None		$30,000
President and Chief	2003	None		$90,000
Executive Officer	2004	$48,468		$71,539
  			2005	None		$120,000
  			2006	None		$120,000

Cash Compensation
Name and Position	Year	Paid		Accrued

Richard David Scott	2002	None		$120,000
Chief Operations and	2003	None		$48,396
Chief Financial Officer	2004	$173,237	None
  			2005	$56,797		$63,203
  			2006	$117,865	$14,652

Mercedes Henze
Vice President		2002	None		$120,000
 			2003	None		$48,396
			2004	$82,269		$37,731
			2005	$35,078		$24,922
			2006	$10,000		None

William Kerby		2006	None		None
Director

Invicta has not paid any of the cash compensation reflected in the preceding table, which has been accrued, as reflected in the right hand column the table. In addition, Mr. Forhan and Mr. Scott each are due a monthly car allowance of $750. Each of the named executive officers is entitled to a salary of $120,000, prorated from date of employment, under his or her employment agreement. These executive officers are not entitled to and have not received any non-cash or any other compensation, bonuses or other forms of long term compensation. Invicta has not issued any stock options or stock appreciation rights to these executive officers, although they do have the opportunity to participate in the Incentive and Non-Qualified Stock Option Plan described below.

Incentive and Non-Qualified Stock Option Plan

The following table sets forth information about Invicta's 2002 Incentive and Non-Qualified Stock Option Plan approved by directors and stockholders on August 1, 2002.

Shares remaining	Shares issuable upon	Weighted average exercise
available		exercise of outstanding	price of outstanding
for future issuance	options	options
--------------------	-----------------------	-------------------------
Stockholder approved	none			none
plan 5,000,000

Invicta does not have any equity compensation plan which has not been approved by stockholders. The 2002 plan is intended to assist Invicta in securing and retaining key employees, directors and consultants by allowing them to participate in its ownership and growth through the grant of incentive and non-qualified options, as well as direct stock grants. Under the 2002 plan, Invicta may grant incentive stock options only to key employees and employee directors. Invicta may grant non-qualified options and issue direct stock awards to its employees, officers, directors and consultants. The 2002 equity compensation plan is administered by its board of directors.

Subject to the provisions of the 2002 plan, the board determines who receives options or grants, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than ten percent of Invicta's voting stock. The exercise price for incentive stock options will be equal to or greater than the fair market value of the shares of the common stock at the time granted. However, the incentive stock options granted to a ten percent holder of Invicta's voting stock are exercisable at a price equal to or greater than 110 percent of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion, but in no event will the exercise price be less than the par value for Invicta's common stock. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. The board may also direct the issuance of shares of Invicta's common stock as awards under the 2002 plan. Absent registration under the Securities Act of 1933, as amended, or the availability of an exemption from registration, shares of common stock received as stock grants and upon exercise of options will be subject to restrictions on sale or transfer provided in the Federal securities laws.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information known to Invicta, as of the date of this report, relating to the beneficial ownership of shares of common stock by:

- Each person who is known by Invicta to be the beneficial owner of more than five percent of its outstanding common stock;

- Each director;

- Each executive officer; and

- All executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Invicta Inc., 2400 E. Commercial Blvd. # 618 Ft. Lauderdale, Florida 33308.

Invicta believes that all persons named in the table have sole voting and investment power with respect to all shares of Common stock and Preferred shown as being owned by them.

Name			Shares		Percentage

William G. Forhan	130,500		1.2%

Richard David Scott	88,737		0.83%

Mercedes Henze		85,716		0.80%

Officers and Directors
As a group (3 persons).	304,953		2.83%

Mr. Scott and Ms. Henze are married. The shares legally owned by one are treated as being beneficially owned by the other for purposes of Federal securities law, but have not been presented in this way in the table above in order to avoid possible confusion.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS BETWEEN INVICTA AND ITS MANAGEMENT

Invicta has executed a promissory note to Mr. Forhan for a shareholder loan. The note did not bear interest until 1/2/2005, when it was in default. Interest of 7% started 1/2/2005 and is due along with principal balance in equal monthly installments over eighteen months commencing upon Invicta obtaining additional equity funding, of which there is no assurance.

Invicta has sold Casino Rated Players Inc to Casino Players Inc as of 9/30/05. William Forhan is CEO of Casino Players Inc. and CEO of Invicta. Forhan did not represent Invicta when negotiations for completion of the sale. Forhan represented Casino Players Inc, and two Directors of Invicta represented Invicta's interest. Invicta received 4,000,000 of common shares of Casino Players Inc, and Casino Players acquired the Deferred Compensation of $43,000 from Invicta and the website of Casino Rated Players, a subsidiary.

Item 13.	EXHIBITS

(a) Exhibits:

Exhibit No	Description of Document
-----------	-----------------------
3.1(a)		Articles of Incorporation of Invicta Group Inc.*
3.1(b)		Articles of Amendment*
3.2		Bylaws*
10.1		2002 Equity Compensation Plan*
10.2		Employment Agreement between Invicta Group and William G. Forhan*
10.3		Employment Agreement between Invicta Group and R. David Scott*
10.4		Employment Agreement between Invicta Group and Mercedes Henze*
10.5		Lease for Ft. Lauderdale, Florida Office*
10.6		Stock Purchase Agreement for the Shares of Casino Rated Players. Inc.*

Exhibit No	Description of Document
-----------	-----------------------
10.8		Promissory Note to William G. Forhan*
31		Certification of the Chief Executive Officer and Chief Financial
		Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of
		1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley
		Act of 2002
32		Certification of the Chief Executive Officer and Chief Financial
		Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section
		906 of the Sarbanes-Oxley Act of 2002

* Indicates previously filed in a Registration on Form SB-2, Commission File No. 333-102555


Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Audit fees billed to the Company by Baum & Company, P.A. ("Joel Baum") for auditing the Company's annual consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 were $12,500 and $12,500, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

All other fees, including tax services, billed by Baum & Company, P.A. with respect to the financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 were $8,000 and $8,000, respectively.

Audit Committee Pre-Approval

The Board of Directors of Invicta appointed Joel Baum & Co., P.A., Certified Public Accountants as independent public accountant of Invicta for the years 2005 and 2006 and approved all of the services described above in this Item
14. The Board of Directors has determined that the payments made to its independent certified public accountant for these services are compatible with maintaining such auditor's independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was zero percent.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVICTA GROUP INC.


By:	/s/ William G. Forhan			Date:	April 10, 2007
	William G. Forhan
	Chief Executive Officer and President


By:	/s/ Richard David Scott			Date:	April 10, 2007
	Richard David Scott
	Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE				DATE

			Chief Executive Officer,	April 10, 2007
/s/ William G. Forhan	President and Director
William G. Forhan


/s/ Richard David Scott	Chief Operating Officer,	April 10, 2007
Richard David Scott	Principal Accounting and
			Financial Officer and Director

Exhibit Index

Exhibit No	Description of Document
-----------	-----------------------
3.1(a)		Articles of Incorporation of Invicta Group Inc.*
3.1(b)		Articles of Amendment*
3.2		Bylaws*
10.1		2002 Equity Compensation Plan*
10.2		Employment Agreement between Invicta Group and William G. Forhan*
10.3		Employment Agreement between Invicta Group and R. David Scott*
10.4		Employment Agreement between Invicta Group and Mercedes Henze*
10.5		Lease for Ft. Lauderdale, Florida Office*
10.6		Stock Purchase Agreement for the Shares of Casino Rated Players. Inc.*


Exhibit No	Description of Document
-----------	-----------------------
10.8		Promissory Note to William G. Forhan*
31		Certification of the Chief Executive Officer and Chief Financial
		Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of
		1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley
		Act of 2002
32		Certification of the Chief Executive Officer and Chief Financial
		Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section
		906 of the Sarbanes-Oxley Act of 2002

* Indicates previously filed in a Registration on Form SB-2, Commission File No. 333-102555

                             Baum & Company, P.A.

                         Independent Auditor's Report

                  The Board of Directors and Shareholders of
                              Invicta Group Inc.

I have audited the accompanying consolidated balance sheets of Invicta Group Inc. and subsidiaries (a Nevada Corporation) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invicta Group Inc. and subsidiaries as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.   As discussed in Note P to the
financial statements, the Company incurred significant losses from operations, and because of these losses, the Company has a working capital deficiency, which raises substantial doubts about its ability to continue as
a going concern.   Management's plans in regard to these matters are also
described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Baum & Company, P.A.
Certified Public Accountants

Coral Springs, Florida
April 10, 2007

                              INVICTA GROUP INC.
                          CONSOLIDATED BALANCE SHEET
                          December 31, 2006 and 2005


                                    ASSETS


								2006		2005
                                                                ----------------------------
Current assets:
  Cash and cash equivalents					$12,960
  Accounts receivable
                                                                ----------------------------
	Total current assets					12,960		0

Property and equipment, net of accumulated depreciation of
 $45,466 for 2006 and $38486 for 2005				17,855		18,326

Other assets:
  Security Deposits						1,500		1,500
  Advances to affiliates					36,853
  Intangible assets, net of accumulated amortization of $9,750	248,280
                                                                ----------------------------
	Total Assets						$317,448	$19,826
                                                                ============================

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable and convertible debentures			$524,711	$608,127
  Accounts payable and accrued liabilities			98,475		92,204
  Accounts payable and accrued liabilities -
   discontinued operations					698,230		698,230
  Accrued expenses and other liabilities			428,291		429,392
  Capital lease obligations					80,899		80,899
  Accrued compensation - related parties			221,546		253,028
                                                                ----------------------------
	Total current liabilities				2,052,152	2,161,880

Long-term debt
  Notes Payable  - shareholders					256,129		280,570
                                                                ----------------------------
	Total Liabilities					2,308,281	2,442,450
                                                                ----------------------------

Shareholders' Equity (Deficit)
  Preferred stock series B par value $1.00 175,000 shares
   authorized; 175,000 issued and outstanding			175,000		175,000
  Preferred stock series C par value $1.00 480,000 shares
   authorized; 480,000 issued and outstanding			480,000		330,000
  Preferred stock series D par value $1.00 100,000 shares
   authorized; 100,000 issued and outstanding			100,000
  Common stock, par value $ .0001,  1,000,000,000 shares
   authorized, 10,655,488 issued and outstanding		1,066		239
  Additional paid in capital					3,856,473	3,205,409
  Accumulated deficit						(6,603,372)	(6,133,272)
                                                                ----------------------------
	Total Shareholders' equity ( deficit)			(1,990,833)	(2,422,624)
                                                                ----------------------------
		Total Liabilities and Shareholders'
		 Equity (deficit)				$317,448	$19,826
                                                                ============================


          See accompanying notes to consolidated financial statements

                              INVICTA GROUP INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Two Years Ended December 31, 2006


  								2006		2005
                                                                ----------------------------
Revenues earned							$402,185	$98,485

Cost Of Sales							113,362		4,151
                                                                ----------------------------

Gross Margin							288,823		94,334

Selling, general, and administrative expenses			605,621		952,862
Asset impairment charge								101,955
                                                                ----------------------------

Income (loss) from operations before other income and expense	(316,798)	(960,483)

Other income and (expense)
  Interest income						183		566
  Interest expense						(32,210)	(43,914)
  Interest expense - related parties				(18,025)
  Beneficial interest expense					(103,250)
  Gain on sale of assets							10,000
                                                                ----------------------------

Net income (loss) before provision for income taxes		(470,100)	(993,831)
                                                                ============================

Provision for income taxes					0		0
                                                                ----------------------------

Net income (loss)						$(470,100)	$(993,831)

Net income (loss) per share weighted average share, basic
 and diluted							($0.068)	($0.497)
                                                                ============================

Weighted average shares outstanding, basis and diluted		6,949,549	1,998,400
                                                                ============================



          See accompanying notes to consolidated financial statements

                              INVICTA GROUP INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the Two Years Ended December 31, 2005

  								2006		2005
                                                                ----------------------------
Cash flows from operating activities:
  Net income							$(470,100)	$(993,831)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation						7,500		7,850
    Amortization						9,750		16,500
    Stock issued for services					76,000		224,894
    Asset impairment charge							101,955
    Database acquired in exhange for accounts receivable	(100,200)
    Beneficial interest expense on discounted stock sales	103,250
    Loss on adandonment of assets						6,880
    Elimination of subsidiary cash balance					(2,771)
    Write off receivable from former subsidiary					21,888
    Changes in assets and liabilities:
      Accounts receivable and prepaid expenses			(39,845)	12,990
      Intercompany receivable					2,993
      Other assets						(57,830)	30,294
      Accounts payable & accrued liabilities			141,904		285,784
                                                                ----------------------------
								(326,578)	(287,567)
                                                                ----------------------------

Cash flows used in investing activities:
  Capital asset expenditures					(7,029)		(6,880)

Cash flows used in financing activities:
  Proceeds from long term debt					260,500		131,500
  Proceeds from sale of comon stock				412,639		181,937
  Payments on long term debt					(325,275)	(167,233)
                                                                ----------------------------
								347,864		146,204
                                                                ----------------------------

Net change in cash and cash equivalents				14,257		(148,243)

Cash and cash equivalents, beginning of period			(1,297)		148,243
                                                                ----------------------------

Cash and cash equivalents, end of period			$12,960		$-
                                                                ============================

Additional Cash Flow Information:
  Cash paid during the period for:
  Interest (non capitalized)							$1,743
                                                                ============================
  IncomeTaxes							$0		$0
                                                                ============================

  Non-Cash Activities:
                                                                ============================
  Stock issued for deferred compensation payable				$175,000
                                                                ============================
  Stock issued for payments on convertible debentures		$333,816	$232,318
                                                                ============================
  Preferred stock issued for deferred compensation payable			$505,000
                                                                ============================
  Preferred stock issued for customer database			$140,000
                                                                ============================


          See accompanying notes to consolidated financial statements

                              INVICTA GROUP INC.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                   For the Two Years Ended December 31, 2006

								Common Stock		Additional Paid
								Shares		$	in capital		Deficit
                                                                --------------------------------------------------------------
Balance December 31, 2004					1,141,558	$114	$2,754,747		($5,143,147)

Issuance of Common Stock for cash from
February 7, 2005 thru March 23, 2005
@ $ .002 per share						111,590		11	22,489

Retained earnings adjustment for ISIP										3,706

Issuance of Common Stock for cash from				94,643		9	14,991
April 1, 2005 thru May 18, 2005
@ $ .0018 and .0015 per share

Issuance of Common Stock in exchange for
legal, marketing and consultation fees at the fair
value of the services provided.					436,662		44	178,925

Issuance of Common Stock for the payment
on convertible debentures exercised.				591,241		59	232,259

Common stock issues for services on
  December 15, 2005 @ $.001 per share				20,000		2	1,998

Net loss for the period ended
 December 31, 2005												(993,831)
                                                                --------------------------------------------------------------

Balance December 31, 2005					2,395,694	$239	$3,205,409		($6,133,272)
                                                                ==============================================================

Issuance of Common Stock for cash from
April 5, 2006 thru June15, 2006
@ $ .0013 per share						367,660		37	29,563

Issuance of Common Stock in exchange for
legal, marketing and consultation fees at the fair
value of the services provided.					677,790		68	67,932

Issuance of Common Stock for cash from
July 20, 2006 thru September 5, 2006
@ $ .0008 per share						1,203,750	121	94,179

Issuance of Common Stock for the payment
on convertible debentures exercised.				5,156,098	516	333,300

Issuance of Common Stock for cash on
October 6, 2006 @ $.026 per share				341,273		34	9,891

Common stock issues for legal services on
 November 10 , 2006 @ $.0003 per share				100,000		10	2,990

Issuance of Common Stock for cash on
December 13, 2006 @ $.024 per share				413,223		41	9,959

Beneficial interest expense on discounted stock sales					103,250

Net loss for the period ended
 December 31, 2006												(470,100)
                                                                --------------------------------------------------------------

Balance December 31, 2006					10,655,488	$1,066	$3,856,473		($6,603,372)
                                                                ==============================================================

          See accompanying notes to consolidated financial statements

                              INVICTA GROUP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

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

The Company derives its revenue from the commissions earned from Travel suppliers, and on the direct sale of travel related products. Revenue is recognized upon the receipt of the commission, or for sale of direct travel products when the actual travel takes place. Advertising revenue for Travel Hot Link is recognized when the advertising campaign is complete.

5.	Income Per Share

The Company has adopted SFAS 128, Earnings per Share issued by the Financial Accounting Standards Board. Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as
Convertible debentures, into common stock.  The Company's of       basic or
diluted net loss per share since they are anti-dilutive. At December 31, 2006 potentially dilutive securities consist of

                              INVICTA GROUP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006


Convertible debentures that could be converted into 25,310,248 common shares.


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

                              INVICTA GROUP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

10.	Comprehensive Income

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

  Office furniture and equipment - 5-7 years
  Computer equipment             - 5 years

                              INVICTA GROUP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006


14.	Pensions and Other Post-Retirement Benefits

Effective January 3, 2001, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and other
Post-Retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

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

Advertising costs generally will be charged to operations in the year incurred. Advertising expense approximated $19,756 for 2006 and $48,285 for 2005.

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

                              INVICTA GROUP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006


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

                              INVICTA GROUP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006


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



NOTE B:   CONVERTIBLE DEBENTURES PAYABLE

Principal balances outstanding and details of notes payable are summarized as follows:

 						2006		2005
1.	10% convertible debenture, payable
December 31, 2004.  The note is
convertible into company stock @ $.10
per share.  The debenture was renewed
during February, 2004.  The terms of
the renewal indicate that interest of 10%
will be paid annually, the debenture
is convertible into common stock @
$.10 per share and the term of the
debenture is January 28, 2005.  The
debenture was not paid on December 31,
2003 as the holder requested the term
to be extended.					$10,000		$10,000

                              INVICTA GROUP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006



2.	10% convertible debenture, payable
December 31, 2003.  The notes are
convertible into company stock @ $.30
per share.
 						25,000 		39,600

3.	7% convertible debenture, payable
July 1, 2004.  The debenture is
Convertible into company stock @ $.50
per share					10,000		10,000

4.	Invicta entered into an agreement
With Golden Gate Investors, Inc. for
institutional funding.  Invicta Group, Inc.
issued multiple convertible debentures
equaling $855,800 and a warrant to purchase
3,000,000 additional shares at $1.00/share	404,711		488,527

5.	Invicta acquired Airplan, Inc. on
February 17, 2004 and assumed a
Shareholder loan to the owner of $60,000	60,000		60,000

6.	15% convertible debenture, payable
January 26, 2007.  The notes are
convertible into company stock @ $.06
per share.					15,000
						-----------

   Total Convertible Debentures Payable		$524,711	$608,127
						=========================



NOTE C:   INCOME TAXES PAYABLE

The provision for income taxes consists of the following:

 						2005		2004
Current						-0-		-0-
Deferred					-0-		-0-
Tax Benefit of Net Operating Loss
  Carryforward					-0-		-0-

Total						-0-		-0-



Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future

                              INVICTA GROUP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006


periods. The components of the net deferred tax asset at December 31, 2004, and 2003 are as follows:

  2006	2005
Net operating loss carryforwards	$5,416,900	$5,049,900

Total deferred tax assets		$5,416,900	$5,049,900

Less valuation allowance		(5,416,900)	(5,049,900)
Net deferred tax assets			-0-		-0-

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's assessment of the amount which will be realized from future taxable earnings or alternative tax strategies.

At December 31, 2006, the Company had approximately $5,049,900 of federal and state net operating loss carryforwards available to offset future taxable income. The state loss carryforwards are available indefinitely. The federal net operating loss carryforwards will expire as follows:

2020	$238,400
2021	195,800
2022	669,400
2023	442,300
2024	2,934,000
2025	570,000
2026	367,000
Total	$5,416,900


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

                              INVICTA GROUP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006


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

During 2006, the Company received additional advances of approximately $99,925 and issued 5,910,402 shares resulting in a reduction of the debenture of $183,741. The outstanding balance at 12/31/06 is a total of $404,711:
Prepaid Warrant $187,478 and Debenture balance is $217,233.

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


NOTE E:   NOTES PAYABLE - SHAREHOLDERS
Notes payable to shareholders, uncollateralized, payable on the first month after the Company has received $1,000,000 in equity funding in monthly installments of approximately $20,000. Invicta is in default on the payments to shareholders due to a cash flow shortage. The Company plans to begin these payments as soon as the necessary cash flow is available which
management expects to be in 2007.   Therefore, the entire balance of $
256,129 is classified as long-term debt for 2005 and $280,570 for 2005. Interest is being accrued at 7% annually.


NOTE F:   RELATED PARTY TRANSACTIONS

1.	Notes Payable Shareholder's

See Note C - Notes Payable - Shareholders which describes certain related party transactions for 2006 and 2005.

2.	Asset sale of Casino Rated Players

The Company sold its wholly owned subsidiary Casino Rated Players, Inc. to Casino Players, Inc on September 30, 2005. William Forhan is CEO of Casino Players and Invicta. In exchange for all of the assets of Casino Rated Players, Invicta received 4 million shares of the new Company's common stock, and the new Company assumed the $43,000 of Deferred Compensation owed by Casino Rated Players.

                              INVICTA GROUP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006


NOTE G:   WARRANTS AND OPTIONS

On January 6, 2004 as part of the Company's agreement with its officer regarding their deferred compensation, the Company granted options to its officers for 3,882,656 shares of the Company's common stock. The exercise price of the options are $.25, and are for a period of 5 years.

Additionally, see Note B - Convertible Debentures Payable which may be converted into additional shares of common stock.

NOTE H:   EMPLOYMENT AGREEMENTS AND DEFERRED OFFICER'S COMPENSATION

The Company entered into employment agreements with its Chief Executive Officer and Chief Operating Officer for the period July 23, 2002 until August 1, 2004. The agreements are automatically renewed each year. The annual base salary of each officer will be $120,000. Each officer will be paid for equity funding equal to 5% of funding.

The Company has accrued for each officers' salaries in deferred officers' compensation with balances of:

  2006		2005

  $ 221,546	$253,028

NOTE I:   LEASES

The Company subleases office space for its Ft Lauderdale operations under a five-year, non-cancelable operating lease at a monthly rate of $1950 per month. Rent expense for 2006 and 2005 approximated $12,800, and $18,200 respectively.

Obligations under the non-cancelable operating leases are as follow:

Year ending December 31,
  2007				$23,000
  2008				24,200
  2009				25,400
  2010				28,400
  Thereafter			14,200
				------------
  				$115,200

                              INVICTA GROUP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006



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


NOTE K:   DEFERRED COMPENSATION ELIMINATED THROUGH THE ISSUANCE OF PREFERRED
STOCK

1.	On January 20, 2005 the Company authorized but un-issued 175,000 Series
B Preferred Stock for $175,000 Deferred Compensation. The stock is valued at
$1 per share and convertible into 50 shares of common stock
2.	On December 20, 2005  the Company announced  that its management team converted $330,000 of Deferred Compensation to 330,000 shares of Preferred C Stock, conversion valued at market price $1.00 per share; no options were offered.
3.	On September 29, 2006 the Company's Chief Operating Officer and Chief
Executive Officer converted $75,000 each of deferred compensation for 150,000 shares of Preferred C stock.

NOTE L:   INCREASE OF AUTHORIZED SHARES AND PAR VALUE.

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


NOTE M:   REVERSE SPLIT OF THE COMPANY'S COMMON STOCK

Effective November 16, 2006, the Company completed a reverse split of its common stock. The Company issued 1 share valued at $.05 for each

                              INVICTA GROUP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006


100 shares of the Company's outstanding stock. The value was based on 100 times the current share price.


NOTE N:   CREATION OF SERIES D CONVERTIBLE PREFERRED STOCK

On October 27, 2006, the board of directors authorized convertible preferred D stock. The stock has a par value of .0001. Each share of the preferred stock is convertible into 70 shares of the Company's common stock.

NOTE O:   PURCHASE OF CUSTOMER DATATBASE

On December 20, 2006, the Company purchased an e-mail data base approximating 16,500,000 e-mail address. The Company issued its Series D convertible preferred stock as payment for the database. The purchase is valued at $100,000.

The database will be amortized over a 5-year period.


NOTE P:   GOING CONCERN

Invicta Group Inc. improved Revenues and decreased loses in 2006 but did not reach profitability. The Company has been unsuccessful generating profits since inception. The company has been under capitalized from the day it became a public company. Marketing dollars were not available to brand the subsidiaries, margins were too low, and the high cost of staffing call centers, versus generating sales on the internet, resulted in losses every year. Losses were reduced to $470,100 for the calendar year 2006 as compared to losses of $993,831 in 2005.

The Company changed its business model in 2006 to an internet media Company, starting a new division called Travel Hot Link. Travel Hot Link sells advertising to travel supplier's online, generating revenues from advertising income on its website: www.travelhotlink.com

Travel Hot Link offers discounted travel to an Email database of 40 million travel enthusiasts that are seeking travel bargains online. The traveler selects the travel supplier it desires by clicking on to its web address, linking the traveler and supplier together to complete the purchase. Travel Hot Link has no involvement with the reservation; its revenues are generated from the Travel Supplier that advertises its travel products online.

The Company has created the Travel Hot Link website and will need to hire staff to generate revenues. Additional funding will be necessary to accomplish this objective.

The new business model and new division offers The Company the opportunity for survival and additional funding should provide the

                              INVICTA GROUP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006


working capital resources to generate a profit in 2007. Management believes a profitable company will increase stock value and assure survival.

NOTE Q:   BENEFICIAL INTEREST

The company recognizes additional interest expense equivalent to the stock issued at a discount to market when converted to pay corporate debt.