Form 10QSB
period 2007-03-31
INVICTA GROUP INC
filed 2007-05-21
CIK 1212570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]    Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934.  For the 1st Quarter ended March 31, 2007.

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask price of the Common Stock on the OTC Bulletin Board system on May 8, 2007 of $.008 was approximately $440,000. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of common stock outstanding as of May 10, 2007 was 60,793,488.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]   No [ X ]

BACKGROUND OF CORPORATION

Invicta Group Inc. is an Internet Media Company that offers a website known as Travel Hot Link www.travelhotlink.com. Travel Hot Link has a database of 40 million travel enthusiasts seeking discounted travel products: cruise vacations, airline tickets, hotel rooms car rentals, and packaged tours. Travel Hot Link offers Travel Suppliers a media to reach awareness of their discounts. We offer advertisers a number of advertising options: a weekly Email to a 10 million travel enthusiasts promoting 10 - 15 discounted travel products; a Custom Email to 2 - 10M travel enthusiasts; Banner ads and website listings to our website.

The company is in a competitive marketplace that has companies with more experience, branded names, experienced sales forces, and better technology to reach the travel marketplace..

Invicta Group Inc started on 7/15/2002 as a private travel company that was specializing as an Airline Consolidator selling international airline tickets to the public; doing business as Don't Pay Full Fare.com Invicta became a public company in November 2003 and targeted an acquisition of an airline consolidator company that had over 12 years experience and multiple European Airline contracts. The company was acquired in February 2004 and the end of November 2004 the seller resigned, canceling his 5 year employment contract. The company lost agreements with the company's largest airline suppliers in less then one week; eliminating nearly 50% of the revenues. Invicta decided to close the air consolidator company and leave the slim margin business of Airline Consolidator in April 2005 due to losses that could not be overcome.

Invicta management spent the balance of 2005 developing a new business plan and began focusing on the Internet Media marketplace as the new frontier to market travel products online. Today, Invicta Group Inc. acts as the holding company of subsidiary Travel Hot Link.

Travel Hot Link began sending 10 million Emails weekly to travel enthusiasts on June 12 ,2006 generating $404,000 revenues for the balance of the year.

Invicta acquired a travel tour operator on March 1, 2007, known as Maupintour. The company has been in business since 1951 offering upscale escorted tours to 50 countries. Revenues in 2006 exceeded $7,000,000. The company will be marketed by Invicta's Email database and the database of Maupintour Alumni of over 250,000 travelers.

The attached information is an overview of the companies operations and financial status.

                             INDEX TO FORM 10-QSB

								Page No.
PART I

ITEM 1. Financial Statements					4

	Balance Sheet						4
	Statements of Operations				5
	Statements of Cash Flows				6
	Statement of Changes in Stockholders' Equity		7
	Notes to Financial Statements				8

ITEM 2. Management's Discussion and Analysis			12

ITEM 3. Controls and Procedures					13


PART II

ITEM 1. Legal Proceedings					14

ITEM 2. Changes in Securities					14

ITEM 3. Defaults Upon Senior Securities				14

ITEM 4. Submission of Matters to a Vote of Security Holders	14

ITEM 5. Other Information					14

ITEM 6. Exhibits						15

Signatures							16

Part I
Item 1.  Financial Statements
                              INVICTA GROUP INC.
                          CONSOLIDATED BALANCE SHEET
                                March 31, 2007
                                  (UNAUDITED)



                                    ASSETS

  Current assets:
    Cash and cash equivalents					$97,198
    Accounts receivable						$224,678
    Prepaid expenses						90,712
								----------
      Total current assets					412,588

  Property and equipment, net of accumulated depreciation
   of $68,777							32,058

  Other assets:
    Security Deposits						1,500
    Advances to affiliates					30,428
    Intangible assets, net of accumulated
     amortization of $22,655					435,375
								----------
      Total Assets						$911,949

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  Current liabilities:
    Notes payable and convertible debentures			$511,652
    Accounts payable and accrued liabilities			974,404
    Accounts payable and accrued liabilities
     - discontinued operations					698,230
    Accrued expenses and other liabilities			874,087
    Capital lease obligations					80,899
    Accrued compensation - related parties			255,453
								----------
      Total current liabilities					3,394,725

  Long-term debt
    Notes Payable  - shareholders				247,192
								----------
      Total Liabilities						3,641,917
								----------

  Shareholders' Equity (Deficit)
    Preferred stock series C par value $1.00 480,000 shares
     authorized; 480,000 issued and outstanding			480,000
    Preferred stock series D par value $1.00 100,000 shares
     authorized; 100,000 issued and outstanding			100,000
    Common stock, par value $ .0001,  1,000,000,000 shares
     authorized, 36,968,488 issued and outstanding		3,697
    Additional paid in capital					4,127,840
    Accumulated deficit						(7,441,505)
								----------
      Total Shareholders' equity ( deficit)			(2,729,968)
								----------
        Total Liabilities and Shareholders' Equity (deficit)	$911,949
								==========

         See accompanying notes to consolidated financial statements

                              INVICTA GROUP INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

									Three		Three
									Months Ending	Months Ending
									March		March
									2007		2006

  Revenues earned							$254,907	$25,061

  Cost of sales								126,612
									-----------------------------

  Gross margin								128,295		25,061

  Selling, general, and administrative expenses				271,558		178,227
									-----------------------------

  Income (loss) from operations before other income and expense		(143,263)	(153,166)

  Other income and (expense)
    Interest expense - related parties					(4,425)
    Interest expense							(8,587)
    Asset impairment charge						(785,107)
									-----------------------------

  Net income (loss) before provision for income taxes			(941,382)	(153,166)

  Provision for income taxes						0		0
									-----------------------------

  Net income (loss)							$(941,382)	$(153,166)
									=============================
  Net income (loss) per share weighted average share, basic
   and diluted								($0.058)	($0.048)
									=============================
  Weighted average shares outstanding, basis and diluted		16,307,299	3,159,364
									=============================

         See accompanying notes to consolidated financial statements

                              INVICTA GROUP INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

									Three		Three
									Months Ending	Months Ending
									March 31,	March 31,
									2007		2006
  Cash flows from operating activities:
    Net income								$(941,382)	$(153,166)
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation							3,661		1,875
      Amortization							12,905
      Stock issued for services						41,500		59,500
      Asset impairment charge						785,107
      Changes in assets and liabilities:
        Accounts receivable and prepaid expenses			(99,921)
        Other assets							8,327
        Accounts payable & accrued liabilities				45,444		(7,848)
									-----------------------------
  									(144,359)	(99,639)
									-----------------------------

  Cash flows used in investing activities:
    Capital asset expenditures

  Cash flows used in financing activities:
    Proceeds from long term debt					144,264		175,000
    Proceeds from sale of comon stock
    Payments on long term debt						(5,512)		(30,261)
									-----------------------------
  									138,752		144,739
									-----------------------------

  Net change in cash and cash equivalents				(5,607)		45,100

  Cash and cash equivalents, beginning of period			102,805		(1,297)
									-----------------------------

  Cash and cash equivalents, end of period				$97,198		$43,803
									=============================

Additional Cash Flow Information:
  Cash paid during the period for:
  Interest (non capitalized)						$3,425		$23,474
									=============================
  IncomeTaxes								$0		$0
									=============================

  Non-Cash Activities:
  Stock issued for redemption of Preferred B stock			$175,000
									=============================
  Stock issued for payments on convertible debentures			$157,323	$43,000
									=============================


         See accompanying notes to consolidated financial statements

                              INVICTA GROUP INC.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                   For the Three Months Ended March 31, 2007

						     Common Stock		Additional Paid
						Shares		$		in capital	Deficit

Balance December 31, 2006			10,655,488	$1,066		$3,753,223	($6,500,123)

Stock issued for cash

Stock issued for services			2,400,000	240		41,260

Issuance of Common Stock for the payment
on convertible debentures exercised.		15,163,000	1,516		159,232

Commom stock issued for the conversion
of Preferred B stock				8,750,000	875		174,125

Net loss for the period ended
 March 31, 2007											(941,382)
						------------------------------------------------------------

Balance March 31, 2007				36,968,488	$3,697		$4,127,840	($7,441,505)
						============================================================

         See accompanying notes to consolidated financial statements

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                   UNAUDITED



NOTE A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2006.

NOTE B.   CHANGES IN STOCKHOLDERS' (DEFICIT) FOR THE THREE MONTHS ENDED MARCH
31, 2007

						     Common Stock		Additional Paid
						Shares		$		in capital	Deficit

Balance December 31, 2006			10,655,488	$ 1,066		$3,753,223	$(6,500,123)
Stock issued for cash
Stock issued for legal and
  marketing services				2,400,000	240		41,260
Stock issued in exchange for payment
   of convertible debentures			15,163,000	1,516		159,232
Common stock issued for the
   conversion of preferred B stock		8,750,000	875		174,125
Net loss for the three months ended
   March 31, 2007										(941,382)

Balance March 31, 2007				36,968,488	$3,697		$4,127,840	$(7,441,505)

NOTE C.   INCOME PER SHARE

Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as convertible debentures, into common stock and stock purchase options. The Company's outstanding convertible debentures and options are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. At March 31, 2007 potentially dilutive securities consist of convertible debentures that could be converted into 450,000 common shares and options that could be converted into 3,882,656 common shares.

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                   UNAUDITED


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

Note payable to shareholders, uncollateralized, payable on the first month after the Company has received $1,000,000 in equity funding. The monthly installments due to shareholder are approximately $20,000. Invicta is in default on the payments to shareholders due to a cash flow shortage. Shareholder recognizes default status and will accept 7% interest on note from 1/2/05 until paid in full. The Company plans to begin these payments as soon as the necessary cash flow is available which management expects to be in 2007. Therefore, the entire balance of $ 247,192 is classified as long-term debt for 2007 and $250,310 for 2006. Invicta owes seller of Airplan, Inc. $60,000, but does not intend to pay due to termination of employment contract.


NOTE F.  LEASES

Corporate Office:

Effective May 1, 2006, the Company has moved its headquarters from its office in Miami to a new office location in Ft. Lauderdale.

The Company leases its office space under a five-year, non-cancelable operating lease for approximately $1,900 per month.

Obligations under the non-cancelable operating leases are as follow:

Year ending December 31,
  2007				$15,200
  2008				22,800
  2009				24,000
  20010				25,200
  Thereafter			25,800
				----------
  				$113,000

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                   UNAUDITED

Maupintour Office:

The Company leases office space in Las Vegas, Nevada at a rate of $3,900 per month. The lease expires on June 1, 2007. The Company's Lawrence Kansas office is leased on a month to month basis at a rate of $700 per month.


NOTE G: PREFERRED STOCK SERIES B

Invicta's Board authorized the conversion of 175,000 shares of Preferred B Stock to restricted common shares in order to provide security for a corporate loan. The Company was unable to finalize the loan, therefore 7,673,750 common shares that were to be used as collateral are being held in escrow for future funding. An additional 1,076,250 shares were issued to a director for their respective share of the Preferred B stock.

NOTE H: ACQUISITION

On March 1, 2007, the Company used the purchase method to acquire all of the common stock of Maupintour, LLC, a Nevada Limited Liability Company formed in 2003, in exchange for $1.
Maupintour, LLC. is a travel tour operator with both wholesale and retail travel divisions. The Company operates offices in Las Vegas, Nevada and Lawrence Kansas.

The Company's 2007 quarterly consolidated results include the operations of Maupintour, LLC. from the date of acquisition.

Liabilities assumed exceeded assets acquired by $985,107. The resulting intangible asset was allocated as follows:

  Customer list	$200,000
  Goodwill	$785,107

Fair values were determined by management's estimates without independent appraisal.

The Company will amortize the customer list beginning April 1, 2007 over a 5-year period. All goodwill acquired has been written off during the quarter ending March 31, 2007 as an impairment loss.

The unaudited pro forma information for the quarter ended March 31, 2004 and 2003 assumes the acquisitions occurred as of the beginning of each respective year, after giving effect to certain adjustments, including amortization and depreciation based upon the adjustments to the fair values of intangibles and property, plant and equipment acquired. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisitions been effected at the beginning of each period presented.

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                   UNAUDITED


Pro Forma Information for Acquisitions:
				        Quarter Ended
				March 31,       March 31,
 				2007		2006

  Gross Revenues		$383,949        $1,327,699
  Net Income (Loss)		(337,883)	(303,935)
  Earnings (Loss) Per Share	(.021)          (.096)


NOTE I.  GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses of approximately $6,656,000 since inception and the Company had negative working capital of $2,982,000 at March 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition to the assumption regarding increased revenues, in the 1st quarter of 2007, the Company's management has raised approximately $160,000 in equity funding from its securities purchase agreement with Golden Gate Investors, Inc. Invicta estimates it will need $500,000 additional funding for working capital in 2007.

Management feels that its increase revenues from its Travel Hot Link web-site, its equity and financing plans and the revenues from the acquisition will provide the working capital to allow it to continue as a going concern. However, there can be no assurances the Company will be successful in its efforts to secure additional equity funding, financing or attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Invicta Group's consolidated financial statements included in this report.

Results of Operations

New Revenue Stream

The company acquired an escorted tour operator March 1, 2007. The company will provide marketing services via their Email database of 40 Million travel enthusiasts, promoting the tours and offering a discount for early bookings. The acquisition, Maupintour, is a leader in the travel industry known for its upscale escorted tours to over 50 Countries.

Revenues

Revenues for the 1st Quarter were generated from Internet Media and Consumer travel packages. Internet Media Advertising revenues are flat fees charged to travel suppliers for media purchase on website www.travelhotlink.com. Revenues for Consumer travel are realized as Gross Sales and are recognized when paid in full and operated. Revenues for the 1st Quarter ended March 31, 2007 were $254,907 compared to revenues of $25,061 for the 1st year ended March 31, 2006. The revenues in 2007 versus 2006 were generated from Internet Media Advertising and consumer travel packages vs. 2006 revenues were from airline commissions.

Expenses

The major components of expenses are general and administrative expenses. The 1st Quarter March 31, 2007 major expenses were: Payroll $136,087; Internet design $15,087; Professional fees $30,198; Interest Expense $13,012; the total G&A expenses for the year were $284,570.

Acquisition of Tour Operator

March 1, 2007 Invicta acquired a Tour Operator that offers escorted tours to 50 Countries. The acquisition's revenues in 2006 were $7.1 million. The company was acquired for $1 cash and acceptance of $900,000 debt.

Impairment Charge

The Company's 2007 quarterly consolidated results include the operations of Maupintour, LLC. from the date of acquisition.

Liabilities assumed exceeded assets acquired by $985,107. The resulting intangible asset was written off as an Asset impairment charge allocated as follows:

  Customer list	$200,000
  Goodwill	$785,107

Fair values were determined by management's estimates without independent appraisal.

The Company will amortize the customer list beginning April 1, 2007 over a 5-year period. All goodwill acquired has been written off during the quarter ending March 31, 2007 as an impairment loss.

Net Profit/Net Losses

Net profit from Operations for the Quarter ended March 31, 2006 was $(156,275); income per share: $(0.058) compared to a net loss of $(153,166); loss per share $(0.048) for the Quarter ended March 31, 2006. The company also had a Asset Impairment Charge writing off Goodwill $785,107 as a one time charge, decreasing net income to $(941,382) for the Quarter.

Funding

Invicta has received equity funding advances from an Institutional Investor totaling $145,264 for the March 31, 2007 Quarter, and Invicta paid off $142,333 of debt in the Quarter.. The balance due as of March 31, 2007 totaled $381,388. Payments are made with conversions of free trading stock based on the formula: a 25% discount of the average of the three lowest days Bids, for the 20 days before conversion notice is delivered.

Liquidity

March 31, 2007 and 2006, Invicta Group's current liquidity ratios were (.20%) and (.027%) respectively. Invicta Group has not generated sufficient revenue in any period, to carry its costs of operations. Invicta has derived its liquidity principally from the sale of stock.

Common Stock Issued 1st Quarter 2007

Invicta issued 18,639,250 common shares in the 1st Quarter of 2007; 1,400,000 shares were issued for $35,500 consulting, 1,000,000 were issued for professionals fees of $5,000 and 14,613,000 shares were issued to raise $145,264 equity funds and pay off debt of $142,323 owed to Institutional Investor, 550,000 shares were issue to pay $18,425 debenture, and 8,750,000 was issued as Restricted Stock for conversion of Preferred B Stock, common shares valued at $87,500.

Preferred Stock Converted to Restricted Stock

Invicta's Board authorized the conversion of 175,000 Preferred B Stock to Restricted Common Shares for security for a corporate loan. The loan was not closed and 6,597,500 shares are being held in escrow for future funding, the balance of 1,076,250 shares were issued to a Director.

Capital Resources

Additional capital needs to be invested in the company. Invicta will need a minimum of $500,000 cash to assure the working capital is available to the company to implement its business plan.

ITEM 3.  CONTROLS AND PROCEDURES

Invicta Group's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Invicta Group's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, Invicta Group's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to Invicta Group that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no changes in Invicta Group's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting during the three months ending as of the Evaluation Date.

PART II

ITEM 1. LEGAL PROCEEDINGS

None at this time

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None at this time

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None at this time

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None at this time

ITEM 5.  OTHER INFORMATION

None at this time

ITEM 6. EXHIBITS

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


SIGNATURE	TITLE	DATE

/s/ William G. Forhan	Chief Executive Officer,	May 21, 2007
William G. Forhan	President and Director


/s/ Richard David Scott	Chief Operating Officer,	May 21, 2007
Richard David Scott	Principal Accounting and
			Financial Officer and Director