Form 10QSB
period 2007-06-30
INVICTA GROUP INC
filed 2007-08-21
CIK 1212570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]    Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934.

For the 1st Quarter ended June 30, 2007.

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

Registrant's telephone number, including area code: 954-771-1103

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask price of the Common Stock on the OTC Bulletin Board system on August 15, 2007 of $.0017 was approximately $450,000. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of common stock outstanding as of August 15, 2007 was 265,401,488.

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

The company is in a competitive marketplace that has companies with more experience, branded names, experienced sales forces, and better technology to reach the travel marketplace.

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

                             INDEX TO FORM 10-QSB

								Page No.
PART I

ITEM 1. Financial Statements					4

	Balance Sheet						4
	Statements of Operations				5
	Statements of Cash Flows				7
	Statement of Changes in Stockholders' Equity		8
	Notes to Financial Statements				9

ITEM 2. Management's Discussion and Analysis			14

ITEM 3. Controls and Procedures					15

PART II

ITEM 1. Legal Proceedings					16

ITEM 2. Changes in Securities					16

ITEM 3. Defaults Upon Senior Securities				16

ITEM 4. Submission of Matters to a Vote of Security Holders	16

ITEM 5. Other Information					16

ITEM 6. Exhibits						17

Signatures							18

                              INVICTA GROUP INC.
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 2007
                                  (UNAUDITED)


                                    ASSETS

Current assets:
  Cash and cash equivalents					$50,593
  Restricted cash						35,000
  Accounts receivable						43,285
  Prepaid expenses						329,181
       Total current assets					458,059

Property and equipment, net of accumulated
 depreciation of $71,843					28,992

Other assets:
  Security Deposits						1,500
  Advances to affiliates					32,467
  Intangible assets, net of accumulated
   amortization of $45,560					414,470
       Total Assets						$935,488

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable and convertible debentures			$423,292
  Accounts payable and accrued liabilities			1,168,389
  Accounts payable and accrued liabilities
    - discontinued operations					698,230
  Accrued expenses and other liabilities			1,322,497
  Capital lease obligations					80,899
  Accrued compensation - related parties			288,963
       Total current liabilities				3,982,270

Long-term debt
  Notes Payable  - shareholders					240,099
 	Total Liabilities					4,222,369

Shareholders' Equity (Deficit)
  Preferred stock series C par value $1.00 480,000 shares
   authorized; 480,000 issued and outstanding			480,000
  Preferred stock series D par value $1.00 100,000 shares
   authorized; 100,000 issued and outstanding			100,000
  Common stock, par value $ .0001,  1,000,000,000 shares
   authorized, 167,401,488 issued and outstanding		16,740
  Additional paid in capital					4,450,087
  Accumulated deficit						(8,333,708)
       Total Shareholders' equity ( deficit)			(3,286,881)
  Total Liabilities and Shareholders' Equity (deficit)		$935,488

                                        4
          See accompanying notes to consolidated financial statements

                              INVICTA GROUP INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

								Three		Three
								Months Ending	Months Ending
								June		June
								2007		2006

Revenues earned							$718,364	$51,700

Cost of sales							526,198

Gross margin							192,166		51,700

Selling, general, and administrative expenses			689,537		129,435

Income (loss) from operations before other income and expense	(497,371)	(77,735)

Other income and (expense)
  Interest income								183
  Interest expense - related parties				(4,400)
  Interest expense						(4,550)
  Beneficial interest expense					(40,677)	(47,908)
  Asset impairment charge

Net income (loss) before provision for income taxes		(546,998)	(125,460)

Provision for income taxes					0		0

Net income (loss)						$(546,998)	$(125,460)

Net income (loss) per share weighted average share, basic
  and diluted							($0.008)	($0.025)

Weighted average shares outstanding, basis and diluted		71,985,851	4,959,858

                                        5
          See accompanying notes to consolidated financial statements

                              INVICTA GROUP INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

								Six		Six
								Months Ending	Months Ending
								June		June
								2007		2006

Revenues earned							$913,576	$76,761

Cost of sales							652,810

Gross margin							260,766		76,761

Selling, general, and administrative expenses			961,095		307,662

Income (loss) from operations before other income and expense	(700,329)	(230,901)

Other income and (expense)
  Interest income						(13,137)	183
  Interest expense - related parties				(8,825)
  Interest expense
  Beneficial interest expense					(76,743)	(58,233)
  Asset impairment charge					(885,818)

Net income (loss) before provision for income taxes		(1,684,852)	(288,951)

Provision for income taxes					0		0

Net income (loss)						$(1,684,852)	$(288,951)

Net income (loss) per share weighted average share, basic
and diluted							($0.038)	($0.061)

Weighted average shares outstanding, basis and diluted		44,300,383	4,709,548

                                        6
          See accompanying notes to consolidated financial statements

                              INVICTA GROUP INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

								Six		Six
								Months Ending	Months Ending
								June		June
								2007		2006


Cash flows from operating activities:
  Net income							$(1,684,852)	$(288,951)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation						6,727		3,750
    Amortization						35,810
    Stock issued for services					96,125		64,500
    Asset impairment charge					885,818
    Changes in assets and liabilities:
      Accounts receivable and prepaid expenses			(25,771)	(39,845)
      Other assets						(277,813)	(42,400)
      Accounts payable & accrued liabilities			640,206		18,200
								(323,750)	(284,746)

Cash flows used in investing activities:
  Capital asset expenditures							(7,029)

Cash flows used in financing activities:
  Proceeds from long term debt					271,794		235,500
  Proceeds from sale of comon stock				69,176		29,600
  Payments on long term debt					(17,005)	(30,261)
								323,965		234,839

Net change in cash and cash equivalents				215		(56,936)

Cash and cash equivalents, beginning of period			85,378		(1,297)

Cash and cash equivalents, end of period			$85,593		$(58,233)

Additional Cash Flow Information:
  Cash paid during the period for:
  Interest (non capitalized)					$9,508
  IncomeTaxes							$0		$0

  Non-Cash Activities:
  Stock issued for redemption of Preferred B stock		$175,000
  Stock issued for stock subscriptions receivable				$236,000
  Stock issued for payments on convertible debentures		$330,716
  Stock issued for payments on accounts and notes payable	$38,097


                                        7
          See accompanying notes to consolidated financial statements

                              INVICTA GROUP INC.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                   For the Three Months Ended June 30, 2007

							Common Stock		Additional Paid
						Shares		$		in capital	Deficit

Balance December 31, 2006			10,655,488	$1,066		$3,753,223	($6,648,856)

Stock issued for cash

Stock issued for services			2,400,000	240		41,260

Issuance of Common Stock for the payment
 on convertible debentures exercised.		15,163,000	1,516		159,232

Commom stock issued for the conversion
 of Preferred B stock				8,750,000	875		174,125

Net loss for the period ended
 March 31, 2007											(1,137,854)

Balance March 31, 2007				36,968,488	$3,697		$4,127,840	($7,786,710)

Stock issued for cash				28,080,769	230		68,946

Stock issued for services			10,525,000	1,053		53,572

Issuance of Common Stock for the payment
 on convertible debentures exercised.		86,219,231	11,200		162,193

Commom stock issued for the payment of
 accounts payable and notes payable		5,608,000	560		37,536

Net loss for the period ended
 June 30, 2007											(546,998)

Balance June 30, 2007				167,401,488	$16,740		$4,450,087	($8,333,708)


                                        8
          See accompanying notes to consolidated financial statements

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2007
                                   UNAUDITED

NOTE A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2006.

NOTE B.   CHANGES IN STOCKHOLDERS' (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30,
2007

						Common Stock            Additional Paid
					Shares		Amount		in Capital	Deficit

Balance December 31, 2006		10,655,488	$ 1,066		$3,753,223	$(6,648,856)
Stock issued for cash			28,080,769	230		68,946
Stock issued for legal and
  marketing services			12,925,000	1,293		94,832
Stock issued in exchange for payment
   of convertible debentures		101,382,231	12,716		321,425
Stock issued in exchange for payment
   of accounts payable and notes
   payable				5,608,000	560	37,536
Common stock issued for the
   conversion of preferred B stock	8,750,000	875	174,125
Net loss for the six months ended
   June 30, 2007								(1,684,852)

Balance June 30, 2007			167,401,488	$16,740	$4,450,087	$(8,333,708)

NOTE C.   INCOME PER SHARE

Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as convertible debentures, into common stock and stock purchase options. The Company's outstanding convertible debentures and options are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. At June 30, 2007 potentially dilutive securities consist of convertible debentures that could be converted into 450,000 common shares and options that could be converted into 3,882,656 common shares.

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2007
                                   UNAUDITED


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

Note payable to shareholders, uncollateralized, payable on the first month after the Company has received $1,000,000 in equity funding. The monthly installments due to shareholder are approximately $20,000. Invicta is in default on the payments to shareholders due to a cash flow shortage. Shareholder recognizes default status and will accept 7% interest on note from 1/2/05 until paid in full. The Company plans to begin these payments as soon as the necessary cash flow is available which management expects to be in 2007. Therefore, the entire balance of $ 240,099 is classified as long-term debt for 2007 and $247,192 for 2006. Invicta owes seller of Airplan, Inc. $60,000, but does not intend to pay due to termination of employment contract.


NOTE F.  LEASES

Corporate Office:

Effective May 1, 2006, the Company has moved its headquarters from its office in Miami to a new office location in Ft. Lauderdale.

The Company leases its office space under a five-year, non-cancelable operating lease for approximately $1,900 per month.

Obligations under the non-cancelable operating leases are as follow:

Year ending December 31,
2007		$    7,600
2008		22,800
2009		24,000
20010		25,200
Thereafter	25,800
		$105,400

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2007
                                   UNAUDITED

Maupintour Office:

The Company leases office space in Las Vegas, Nevada at a rate of $3,900 per month. The lease expires on June 1, 2008. The Company's Lawrence Kansas office is leased on a month to month basis at a rate of $700 per month.


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

The Company's 2007 quarterly consolidated results include the operations of Maupintour, LLC. from the date of acquisition.

Liabilities assumed exceeded assets acquired by $1,085,818. The resulting intangible asset was allocated as follows:

Customer list	$200,000
Goodwill	$885,818

Fair values were determined by management's estimates without independent appraisal.

The Company will amortize the customer list beginning April 1, 2007 over a 5-year period. All goodwill acquired has been written off during the quarter ending March 31, 2007 as an impairment loss.

The unaudited pro forma information for the quarter ended June 30, 2007 and 2006 assumes the acquisitions occurred as of the beginning of each respective year, after giving effect to certain adjustments, including amortization and depreciation based upon the adjustments to the fair values of intangibles and property, plant and equipment acquired. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisitions been effected at the beginning of each period presented.

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2007
                                   UNAUDITED


Pro Forma Information for Acquisitions:	Six Months Ended	June 31,

						June 31,
					2007		2006

Gross Revenues				$1,102,213 	$2,405,588
Net Income (Loss)			(561,339)	(634,393)
Earnings (Loss) Per Share		(.0  )		(.13)


NOTE I.  LITIGATION

On June 27, 2007 MaupinTour, LLC, a wholly owned subsidiary of Invicta Group
Inc.
("Maupintour"), was served with a summons issued by the Supreme Court of New York, Nassau, County to respond to the claim by Great Eastern Printing Co., Inc., that it is owed $120,438.39 for printing contracted and completed before Invicta purchased the shares of Maupintour. Management has obtained an extension of time to answer or otherwise plead until August 17, 2007 in order to allow time to determine if the case can be amicably resolved or, in the alternative, Invicta has the option to rescind the Maupintour March 1, 2007 stock purchase agreement.


NOTE J.  GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses of approximately $8,300,000 since inception and the Company had negative working capital of $3,525,000 at June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                              INVICTA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2007
                                   UNAUDITED


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


NOTE K.  SUBSEQUENT EVENTS

On August 6, 2007 Maupintour was served with a summons issued by the District Court in Clark County, Nevada for a claim made by Hotel Sacher that $102,246 is due for services contracted and completed before Invicta completed the purchase of Maupintour. Management is negotiating an extension of time to answer or otherwise plead until August 26, 2007, to allow time to determine if the case can be amicably resolved or, in the alternative, Invicta has the option to rescind the Maupintour March 1, 2007 share purchase agreement.

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

Revenues

Revenues for the 2nd Quarter were generated from Internet Media sold by Travel Hot Link and Consumer travel packages sold by Maupintour. Internet Media Advertising revenues are flat fees charged to travel suppliers (hotels, airlines, tour operators) for media purchase on website www.travelhotlink.com .. Revenues for Consumer travel are escorted tours for groups ranging in size from 12-25 people. Revenues are recognized when a traveler is paid in full and their trip departs. Revenues for the 2nd Quarter ended June 30, 2007 were $718,364 compared to revenues of $51,700 for the 2nd Quarter ended June 30, 2006. The revenues in 2007 were generated from Internet Media Advertising and Consumer travel packages vs. 2006 revenues were from airline commissions. Revenues for 6 months 2007 were $913,576 versus same period 2006 revenues were $76,761.

Expenses

The major components of expenses are general and administrative expenses. The 2nd Quarter June 30, 2007 major expenses were: Payroll $238,714; Internet design $25,332; Professional fees $66,325; Interest Expense $49,627; the total G&A expenses for the quarter were $689,537

Acquisition of Tour Operator

March 1, 2007 Invicta acquired a Tour Operator that offers escorted tours to 50 Countries. The acquisition's revenues in 2006 were $7.1 million. The company was acquired for $1 cash and acceptance of $1,085,818 debt.. The audit has not been completed as of 8/20/2007, the audit started 8/14/07 ; estimating a completed audit in 30-45 days.

Impairment Charge Acquisition

The Company's 2007 quarterly consolidated results include the operations of Maupintour, LLC. from the date of acquisition.

Liabilities assumed exceeded assets acquired by $1,085,818. The resulting intangible asset was written off as an Asset impairment charge allocated as follows:

Customer list		$200,000
Goodwill		$885,818

Fair values were determined by management's estimates without independent appraisal.

The Company will amortize the customer list beginning April 1, 2007 over a 5-year period. All goodwill acquired has been written off during the quarter ending March 31, 2007 as an impairment loss.

Net Profit/Net Losses

Net profit from Operations for the Quarter ended June 30, 2007 was $(546,988); income per share: $(0.008) compared to a net loss of $(125,460); loss per share $(0.025) for the Quarter ended June 30, 2006. The losses for the past 6 months 2007 totaled $(1,684,852) versus $(288,951) losses for the first 6 months 2006; $885,818 Goodwill was expensed for the acquisition of Maupintour.

Funding

Invicta has received equity funding advances from an Institutional Investor totaling $162,708 for the June 30, 2007 Quarter, and Invicta paid off $73,179 of debt in the Quarter. The debenture balance due as of June 30, 2007 totaled $338,292 Payments are made with conversions of free trading stock based on the formula: a 25% discount of the average of the three lowest days Bids, for the 20 days before conversion notice is delivered.

Liquidity

June 30, 2007 and 2006, Invicta Group's current liquidity ratios were (.22%) and (.043%) respectively. Invicta Group has not generated sufficient revenue in any period, to carry its costs of operations. Invicta has derived its liquidity principally from the sale of stock.

Common Stock Issued 2nd Quarter 2007

Invicta issued 130,433,000 common shares in the 2nd Quarter of 2007; 12,825,000 shares were issued for $37,625 consulting, 2,500,000 were issued for professionals fees of $15,000. 112,000,000 shares were issued to raise $162,708 equity funds and pay off debentures of $43,096 owed to Institutional Investor; and 3,108,000 shares were used to pay individual debentures that matured. Total shares issued 6/30/2007 were 167,401,488.

Capital Resources

Additional capital needs to be invested in the company. Invicta will need a minimum of $500,000 cash to assure the working capital is available to the company to implement its business plan.

ITEM 3.  CONTROLS AND PROCEDURES

Invicta Group's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Invicta Group's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, Invicta Group's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to Invicta Group that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no changes in Invicta Group's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting during the three months ending as of the Evaluation Date.

PART II

ITEM 1. LEGAL PROCEEDINGS

Great Eastern Printing filed a complaint against Maupintour for old printing bills totaling $120,439. The company has negotiated a Settlement Agreement to pay the entire amount; assuming the Company can generate equity funding in October 2007.

August 6, 2007 the Company was served with a Complaint from a vendor seeking $102,246 on damages for services rendered. The Corporation is responding to the complaint.

Subsequent Events

On August 6, 2007 Maupintour was served with a summons issued by the District Court in Clark County, Nevada for a claim made by Hotel Sacher that $102,246 is due for services contracted and completed before Invicta completed the purchase of Maupintour. Management is negotiating an extension of time to answer or otherwise plead until August 26, 2007, to allow time to determine if the case can be amicably resolved or, in the alternative, Invicta has the option to rescind the Maupintour March 1, 2007 share purchase agreement.

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


INVICTA GROUP INC.


By: /s/ William G. Forhan			August 20, 2007
William G. Forhan
Chief Executive Officer and President



By: /s/ Richard David Scott			August 20, 2007
Richard David Scott
Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE	TITLE	DATE

/s/ William G. Forhan	Chief Executive Officer,	August 20, 2007
William G. Forhan	President and Director


/s/ Richard David Scott	Chief Operating Officer,	August 20, 2007
Richard David Scott	Principal Accounting and
			Financial Officer and Director