Form 10QSB/A
period 2007-06-30
INVICTA GROUP INC
filed 2007-08-22
CIK 1212570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        AMENDMENT NO. 1 to FORM 10-QSB

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

                               EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-QSB/A (the "Amendment") to its second quarter report on Form 10-QSB for the period ended June 30, 2007, originally filed August 21, 2007 (the "Quarterly Report"), for the purpose of adding the below two paragraphs to Note 1 of the Financial Statement Notes that appear on page 9 of the Quarterly Report. In addition, the registrant is also including as exhibits to this Amendment the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment does not modify or update the Registrant's previously reported financial statements and other disclosures in, or exhibits to, the original filing.

Item 1.  Financial Statements.

Note 1 to the Financial Statements on page 9 of the Quarterly Report is hereby amended to include the following disclosures:

The Company is filing its Form 10-QSB for the second quarter although Baum & Company, P.A., our independent auditor, has not completed their review of this Report on Form 10-QSB in accordance with Item 310 of Regulation S-B as of this date. The Company is in the process of obtaining an SAS 100 review. Following our independent auditor's SAS 100 review, an amended Report on Form 10-QSB will be filed with any adjustments, although no adjustments are anticipated, and notification that the auditor's review has been completed.

The accompanying unaudited financial information of Invicta Group, Inc. as of June 30, 2007 and for the three months and six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position at such date, and the operating results and cash flows for such periods. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. These financial statements and the related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2006 that are included in our Form 10-KSB. The balance sheet presented herein at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Items 2-5.	None

ITEM 6. EXHIBITS

Exhibit No	Description of Document
-----------	-----------------------

3.1(a)	Articles of Incorporation of Invicta Group Inc.*

3.1(b)	Articles of Amendment*

3.2	Bylaws*

10.1	2002 Equity Compensation Plan*

10.2	Employment Agreement between Invicta Group and William G. Forhan*

10.3	Employment Agreement between Invicta Group and R. David Scott*

10.4	Employment Agreement between Invicta Group and Mercedes Henze*

10.5	Lease for Ft. Lauderdale, Florida Office*

10.6	Stock Purchase Agreement for the Shares of Casino Rated Players. Inc.*

10.8	Promissory Note to William G. Forhan*

31	Certification of the Chief Executive Officer and Chief Financial
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


INVICTA GROUP INC.


By: /s/ William G. Forhan			August 22, 2007
William G. Forhan
Chief Executive Officer and President



By: /s/ Richard David Scott			August 22, 2007
Richard David Scott
Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE		TITLE				DATE

/s/ William G. Forhan	Chief Executive Officer,	August 22, 2007
William G. Forhan	President and Director


/s/ Richard David Scott	Chief Operating Officer,	August 22, 2007
Richard David Scott	Principal Accounting and
			Financial Officer and Director