Form 10QSB
period 2007-09-30
INVICTA GROUP INC
filed 2007-12-07
CIK 1212570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the 1st Quarter ended September 30, 2007.

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask price of the Common Stock on the OTC Bulletin Board system on November 21, 2007 of $.05 was approximately $96,844. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of common stock outstanding as of November 21, 2007 was 1,976,883.

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [ X ]

                             INDEX TO FORM 10-QSB

									Page No.
PART I

ITEM 1. Condensed Consolidated Financial Statements			3

             Balance Sheet						3
             Statements of Operations					4-5
             Statements of Cash Flows					6-7
             Notes to Financial Statements				8-13

ITEM 2. Management's Discussion and Analysis or Plan of Operations	14-16

ITEM 3. Controls and Procedures						16-17

PART II

ITEM 1. Legal Proceedings						18

ITEM 2. Changes in Securities						18

ITEM 3. Defaults Upon Senior Securities					18

ITEM 4. Submission of Matters to a Vote of Security Holders		18

ITEM 5. Exhibits							18

Signatures								19

PART I

ITEM 1. FINANCIAL STATEMENTS

                       INVICTA GROUP INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              September 30, 2007
                                  (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents					$6,340
								-------------
    Total current assets					6,340

Property and equipment, net of accumulated depreciation
 of $51,091							11,057

Other assets:
  Advances to affiliates					17,467
  Intangible assets, net of accumulated
  amortization of $36,335					74,945
								-------------
  Total other assets						92,412
								-------------
    Total assets						$109,809
								=============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and convertible debentures			$304,401
  Accounts payable and accrued liabilities			746,457
  Accounts payable and accrued liabilities
   - discontinued operations					779,129
  Notes payable  - shareholders					249,995
  Accrued compensation - related parties			342,676
								-------------
    Total current liabilities					2,422,658
								-------------

Shareholders' equity (deficit)
  Preferred stock series C par value $1.00 480,000 shares
   authorized; 480,000 issued and outstanding			15,000
  Preferred stock series D par value $1.00 100,000 shares
   authorized; 100,000 issued and outstanding			100,000
  Common stock, par value $ .0001,  1,000,000,000 shares
   authorized,1,807,803 issued and outstanding			181
  Additional paid in capital					5,185,771
  Accumulated deficit						(7,613,800)
								-------------
    Total shareholders' equity (deficit)			(2,312,849)
								-------------
      Total liabilities and shareholders' equity (deficit)	$109,809
								=============


          See accompanying notes to unaudited condensed consolidated financial statements

                       INVICTA GROUP INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

						Three		Three
						Months Ending	Months Ending
						September	September
						2007		2006
						-------------	-------------

Revenues earned					$3,460		$39,840

Cost of sales					-		-
						-------------	-------------

Gross margin					3,460		39,840

Selling, general, and administrative expenses	331,611		159,918
						-------------	-------------

Income (loss) from operations before other
 income and expense				(328,151)	(120,078)

Other income and (expense)
  Interest expense - related parties		(6,558)		(4,359)
  Interest expense				(13,252)	(6,391)
  Beneficial interest expense			(119,462)	(22,405)
						-------------	-------------

Net income (loss) before provision for
 income taxes					(467,423)	(153,233)

Provision for income taxes			-		-
						-------------	-------------

Net income (loss)				$(467,423)	$(153,233)
						==============	=============

Net income (loss) per share weighted average
 share, basic and diluted			($1.52)		($9.13)
						==============	=============

Weighted average shares outstanding, basis
 and diluted					308,484		16,779
						==============	=============


          See accompanying notes to unaudited condensed consolidated financial statements

                       INVICTA GROUP INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

						Nine		Nine
						Months Ending	Months Ending
						September	September
						2007		2006
						-------------	-------------

Revenues earned					$57,473		$116,601

Cost of sales					-		-
						-------------	-------------

Gross margin					57,473		116,601

Selling, general, and administrative expenses	783,173		463,080
						-------------	-------------

Income (loss) from operations before other
 income and expense				(725,700)	(346,479)

Other income and (expense)
  Interest income				-		183
  Interest expense - related parties		(15,383)	(13,475)
  Interest expense				(26,389)	(13,871)
  Beneficial interest expense			(196,205)	(80,638)
						-------------	-------------

Net income (loss) before provision for
 income taxes					(963,677)	(454,280)

Provision for income taxes			-		-
						-------------	-------------

Net income (loss)				$(963,677)	$(454,280)
						==============	=============

Net income (loss) per share weighted
 average share, basic
 and diluted					($3.99)		($38.18)
						==============	=============

Weighted average shares outstanding, basis
 and diluted					241,803		11,899
						==============	=============




          See accompanying notes to unaudited condensed consolidated financial statements

                       INVICTA GROUP INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

						Nine		Nine
						Months Ending	Months Ending
						September 30,	September 30,
						2007		2006
						-------------	-------------

Cash flows from operating activities:
  Net income					$(963,677)	$(454,280)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation				5,625		5,625
    Amortization				26,585		2,120
    Stock issued for services			126,358		68,000
    Data base aquired for accounts receivable	(52,600)
    Changes in assets and liabilities:
      Accounts receivable and prepaid expenses	-		(71,258)
      Advances to affiliates			19,386		-
      Other assets				(1,750)		(10,000)
      Accounts payable and accrued liabilities	339,756		174,454
						-------------	-------------
						(447,717)	(337,939)
						-------------	-------------

Cash flows provided by (used in) investing
 activities:
  Capital asset expenditures			1,173		(7,029)
						-------------	-------------

Cash flows provided by financing activities:
  Proceeds from notes payable and convertible
   debentures					393,887		265,000
  Proceeds from sale of common stock		69,176		123,900
  Proceed from shareholder notes		24,993		-
  Payments on shareholder notes	(31,127)	-
  Payments on notes payable and convertible
   debentures					(17,005)	(42,010)
						-------------	-------------
						439,924		346,890
						-------------	-------------

Net change in cash and cash equivalents		(6,620)		1,922

Cash and cash equivalents, beginning of period	12,960		(1,297)
						-------------	-------------

Cash and cash equivalents, end of period	$6,340		$625
						==============	=============



          See accompanying notes to unaudited condensed consolidated financial statements

                       INVICTA GROUP INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                  (Continued)

							Nine		Nine
							Months Ending	Months Ending
							September 30,	September 30,
							2007		2006
							-------------	-------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (non capitalized)				$9,508		$-
							==============	=============
Income taxes						$-		$-
							==============	=============

Non-Cash Activities:
Stock issued for redemption of Preferred B stock	$175,000	$-
							==============	=============
Stock issued for redemption of Preferred C stock	$465,000	$-
							==============	=============
Preferred stock issued for deferred compensation	$-		$150,000
							==============	=============
Stock issued for payments on convertible debentures	$558,032	$301,002
							==============	=============
Stock issued for payments on accounts and notes payable	$38,096		$-
							==============	=============


          See accompanying notes to unaudited condensed consolidated financial statements

                      INVICTA GROUP, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2007
                                   UNAUDITED

NOTE A.   BASIS OF PRESENTATION

ORGANIZATION AND CAPITALIZATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

"Pursuant to the disclosures in the Registrant's Form 8-K filed March 29, 2007, as amended March 30, 2007, the Registrant executed, as of March 1, 2007, and closed, a Purchase Agreement (the "Purchase Agreement") to acquire the stock of Maupintour LLC ("Maupintour"), a Nevada corporation, from William Kirby and Extraordinary Vacations USA Inc. ("EXVG"), a Nevada corporation, (jointly the "Selling Shareholders").

Pursuant to the terms of the Purchase Agreement, the Consideration of the acquisition was $1 cash and assumption of debt of $900,000. The Consideration further stated "If the audit shows a larger debt than $900,000..., the Buyer [Registrant] has the right to return the Corporation [Maupintour] to the Selling Shareholders and forgive money that was invested in the Corporation." An audit was never performed on the company. Management has determined that debt was exceeding $1,200,000 and that Maupintour has two creditors seeking combined payments of over $200,000 through litigation. Accordingly, the Registrant's Board of Directors has voted to rescind the transaction effective August 31, 2007. Pursuant to the disclosures in the Registrant's Form 8-K filed March 29, 2007, as amended March 30, 2007, and the Form 8-K filed August 6, 2007, the Registrant disclosed that it was to perform an audit of the Maupintour financials and file them on EDGAR. However, because of the rescinding of the Maupintour transaction, no such audit will be completed or filed.

The company realized the Form 10-QSB's for the first and second quarters needed to be amended as revenues from Maupintour were included in the filings, plus the balance sheet assets and liabilities included the accounts of Maupintour."

The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

SIGNIFICANT ACCOUNTING POLICIES:

In preparing our unaudited consolidated condensed financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. During the nine months ended September 30, 2007, we updated our significant accounting policies as follows:

Impairment of Long-Lived Assets and Intangible Assets - The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable under SFAS No. 144. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Standard Board ("FASB") Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes," or "FIN 48," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," or "SFAS No. 109." We utilize a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.


NOTE B.   CHANGES IN STOCKHOLDERS' (DEFICIT) FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2007


                             INVICTA GROUP INC.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                For the Nine Months Ended September 30, 2007


						Common Stock			Additional paid
					Shares		$		in capital	Deficit
					-------------	-------------	-------------	-------------

Balance December 31, 2006		10,655,488	$1,066		$3,753,223	($6,650,123)

Stock issued for cash			28,080,769	230		68,946

Stock issued for services		29,925,000	2,993		123,365

Issuance of Common Stock for the payment
 on convertible debentures exercised.	355,382,231	38,166		519,866

Commom stock issued for the conversion
of Preferred B stock			8,750,000	875		174,125

Commom stock issued for the payment of
accounts payable and notes payable	5,608,000	560		37,536

Commom stock issued for the conversion
of Preferred C stock			465,000,000	46,500		418,500

500 for 1 reverse stock split		(901,593,685)	(90,209)	90,209

Net loss for the period ended
 September 30, 2007									(963,677)
					-------------	-------------	-------------	-------------

Balance September 30, 2007		1,807,803	$181		$5,185,770	($7,613,800)
					=============	=============	=============	=============

NOTE C.   INCOME PER SHARE

Basic net loss per share was computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as convertible debentures, into common stock and stock purchase options. The Company's outstanding convertible debentures and options are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. At September 30, 2007 potentially dilutive securities consist of convertible debentures that could be converted into 900 common shares and options that could be converted into 7,765 common shares.

NOTE D.  NOTES PAYABLE - SHAREHOLDERS

The note payable to shareholders is uncollateralized and is payable on the first month after the Company has received $1,000,000 in equity funding. The monthly installments due to shareholder are approximately $20,000. Invicta is in default on the payments to the shareholders due to a cash flow shortage. The shareholder recognizes the default status and has agreed to accept 7% interest on the note from January 2, 2005 until the note is paid in full. The Company plans to begin these payments as soon as the necessary cash flow is available. The entire balance is classified as a current liability.

NOTE E - EQUITY

On September 4, 2007, the Company's 1 for 500 common stock split took effect. As a result, $90,209 was transferred from common stock to additional paid in capital. All per share amounts have been adjusted to reflect this reverse stock split.

Preferred Stock

The board of directors is authorized to determine, without stockholder approval, the designations, rights, preferences, powers and limitations of the Company's 50,000,000 shares of authorized preferred stock. The Company has designated 480,000 shares as preferred stock series C, par value $1.00 per share; each share is convertible into 2 common shares. The Company has designated 100,000 shares as preferred stock series D, par value $1.00 per share; each share is convertible into .14 common shares.

During the third quarter 2007 the Company converted $223,891 of debt into 509,000 shares of common stock. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On July 2, 2007, the Company issued 4,000 shares of its common stock as compensation for consulting services. A charge of $6,000 was recorded for the nine ended September 30, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

In July 2007, the Company issued 30,000 shares of its common stock as compensation for accounting services. A charge of $24,233 was recorded for the nine ended September 30, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

PREFERRED STOCK, SERIES C

During the third quarter 2007 the Company converted $465,000 of Preferred Stock, Series C into 930,000 shares of common stock.

On October 22, 2007 the Company rescinded the conversion of its preferred stock, series C by recalling and retiring the 930,000 shares of common stock issued during the third quarter and re-issuing 465,000 shares of its preferred stock, series C with the same terms and conditions.

STOCK WARRANTS

In connection with the issuance of the certain convertible debentures, the debenture holder received a warrant to purchase 6,000 shares of common stock for a price of $500.00 per share. No value was assigned to the warrants in that there was no intrinsic value at the date of issuance.


NOTE F - STOCK OPTIONS

A total of 7,765 stock options were granted to employees, non-employee directors, officers, or consultants during the year ended December 31, 2004.

At December 31, 2004, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123R. The compensation cost that has been charged against income for this plan is $0 for the nine months ended September 30, 2007 and 2006.

For 2006 and 2007 transactions, the Company accounted for options issued according to FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. There were no options issued in 2006 and 2007.

Prior to 2006, the Company accounted for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price.

Stock options outstanding and exercisable at September 30, 2007 are as follows

								Options Outstanding
							Weighted Average	Weighted Average
Range of Exercise Price		Shares Outstanding	Exercise Price		Remaining Life

$125				7,765			$125.00			2.00


NOTE G - INCOME TAXES

As of September 30, 2007, the Company had federal and state net operating losses of approximately $7,700,000 that are subject to annual limitations through 2025.

The temporary differences that give rise to deferred tax asset and liability at September 30, 2007 are as follows:

				2007
Net operating losses		$3,003,000
Less valuation allowance	(3,003,000)

Net deferred tax asset		$0

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. It is not possible at this time to determine that the deferred tax asset is more likely to be realized than not. Accordingly, a full valuation allowance has been established for all periods presented.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. The Company experienced a substantial change in ownership exceeding 50%. As a result, the Company's ability to utilize its net operating losses against future income has been significantly reduced.

The effective tax rate for the periods ended September 30, 2007 and 2006, respectively, are as follows:

U.S. statutory tax rate		35%
State and local taxes		4
Less valuation reserve		(39)
Effective tax rate		0


We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.


NOTE H.  GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses of approximately $7,613,800 since inception and the Company had negative working capital of $2,416,318 at September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition to the assumption regarding increased revenues, the Company's management has raised approximately $394,000 in funding from its securities purchase agreement with Golden Gate Investors, Inc. Invicta estimates it will need $500,000 additional funding for working capital over the next twelve months.

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

NOTE I : SUBSEQUENT EVENTS

On October 22, 2007 the Company rescinded the conversion of its preferred stock, series C by recalling and retiring the 930,000 shares of common stock issued during the third quarter and re-issuing 465,000 shares of its preferred stock, series C with the same terms and conditions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues for the nine months ended September 30, 2007 were $57,473 compared with $116,601 for the nine months ended September 30, 2006. This represents a decrease of $59,128 from 2006. The decrease is due to fewer customers contracting for advertising campaigns for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Operating expenses for the nine months ended September 30, 2007 were $783,173 compared with $463,080 for the nine months ended September 30, 2006. This represents an increase of $320,093 from 2006. The majority of the increase is due to the write off of a bad debt advanced to Maupintour LLC during the period of $158,932. For the nine months ended September 30, 2007 the major expenses were as follows: Payroll $180,400; Internet design $40,143; Professional fees $135,256; Write of loan to Maupintour $103,434. The nine months ended September 30, 2006 major expenses were: Payroll $190,160; Professional fees $72,129.

Net other income/expense was an expense of $237,977 for the nine months ended September 30, 2007 which is attributed to interest expense, compared with net other expense of $107,801 for the nine months ended September 30, 2006, a increase of $130,176. The increase is attributable to the increase in beneficial interest expense on the Company's convertible debentures.

The net loss for the nine months ended September 30, 2007 was $963,677, compared with a net loss of $454,280 for the nine months ended September 30, 2006, representing an increase of $509,397.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues for the three months ended September 30, 2007 were $3,460 compared with $39,840 for the three months ended September 30, 2006. This represents a decrease of $36,380 from 2006. The decrease is due to fewer customers contracting for advertising campaigns for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Operating expenses for the three months ended September 30, 2007 were $331,611 compared with $159,918 for the three months ended September 30, 2006. This represents an increase of $171,693 from 2006. The majority of the increase is due to the write off of a bad debt advanced to Maupintour LLC during the period of $40,498. For the three months ended September 30, 2007 the major expenses were as follows: Payroll $60,000; Internet design $14,811; Professional fees $68,931; Write of loan to Maupintour $40,498; Interest Expense $139,272. The three months ended September 30, 2006 major expenses were: Payroll $66,335; Professional fees $35,293.

Net other income/expense was an expense of $139,292 for the three months ended September 30, 2007 which is attributed to interest expense, compared with net other expense of $33,155 for the three months ended September 30, 2006, a increase of $106,137. The increase is attributable to the increase in beneficial interest expense on the Company's convertible debentures.

The net loss for the three months ended September 30, 2007 was $467,423, compared with a net loss of $153,233 for the three months ended September 30, 2006, representing an increase of $314,190.

Liquidity

At September 30, 2007 Invicta Group's current working capital deficit was $2,416,318. Invicta Group has not generated sufficient revenue in any period, to carry its costs of operations. Invicta has derived its liquidity principally from the sale of stock.

Funding

Invicta has received equity funding advances from an Institutional Investor totaling $393,887 for the nine months ended September 30, 2007 and Invicta paid off $17,005 of debt in that same period. An additional $558,032 of debt was converted into common stock during the nine months ended September 30, 2007. The debenture balance due as of September 30, 2007 totaled $304,401.

On September 4, 2007, the Company's 1 for 500 common stock split took effect. As a result, $90,209 was transferred from common stock to additional paid in capital. All per share amounts have been adjusted to reflect this reverse stock split.

During the third quarter 2007 the Company converted $223,891 of debt into 509,000 shares of common stock.

On July 2, 2007, the Company issued 4,000 shares of its common stock as compensation for consulting services. A charge of $6,000 was recorded for the nine ended September 30, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

In July 2007, the Company issued 30,000 shares of its common stock as compensation for accounting services. A charge of $24,233 was recorded for the nine ended September 30, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

Capital Resources

Additional capital needs to be invested in the company. Invicta will need a minimum of $500,000 cash to assure the working capital is available to the company to implement its business plan..

Going Concern Concerns

The Company has incurred losses of approximately $7,762,533 since inception and the Company had negative working capital of $2,565,051 at September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition to the assumption regarding increased revenues, the Company's management has raised approximately $394,000 in funding from its securities purchase agreement with Golden Gate Investors, Inc. Invicta estimates it will need $500,000 additional funding for working capital over the next twelve months.

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

Inflation

Inflation rates in the United States have not had a significant impact on operating results for the periods presented.

Off-Balance Sheet Transactions

At no time during the nine months ended September 30, 2007 did the Company have any relationships with unconsolidated entities or financial partnerships, including as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to the Company's financial statements. The Company believes that the following discussion addresses its Critical Accounting Policies.

Impairment of Long-Lived Assets and Intangible Assets - The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable under SFAS No. 144. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Accounting for Contingencies - The Company accrues for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require the company's exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss.

The Company accounts for income taxes in accordance with SFAS No.109. The Company has provided a full valuation allowance against the assets.

The Company accounts for option issues according to FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees beginning January 1, 2006. During the three months ended September 30, 2007, the Company did not issue any employee stock options nor did any employee stock options vest.

Internal Control Issues

The Company evaluated, under the supervision and with the participation of the Company's management (including its chief executive officer and with its chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon their evaluation of such disclosure controls and procedures, the Company's chief executive officer and chief financial officer have concluded as of September 30, 2007, that such controls did not operate as designed and did not alert them on a timely basis to any material information relating to the Company required to be included in the Company's periodic SEC filings.

Management continues its focus on the issue of internal control in particular. In October of 2007 a CPA firm was hired to work with management and the company's auditors to improve controls. Management will continue to evaluate and test present and new measures while at the same time reviewing areas that may require improvement. Additionally, it continues the process of hiring persons with the skill sets appropriate to fill the Company's needs as they have evolved.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

None at this time

ITEM 2. CHANGES IN SECURITIES

On September 4, 2007, the Company's 1 for 500 common stock split took effect. As a result, $90,209 was transferred from common stock to additional paid in capital. All per share amounts have been adjusted to reflect this reverse stock split.

During the third quarter 2007 the Company converted $223,891 of debt into 509,000 shares of common stock. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On July 2, 2007, the Company issued 4,000 shares of its common stock as compensation for consulting services. A charge of $6,000 was recorded for the nine ended September 30, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

In July 2007, the Company issued 30,000 shares of its common stock as compensation for accounting services. A charge of $24,233 was recorded for the nine ended September 30, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

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

INVICTA GROUP INC.


By: /s/ William G. Forhan
William G. Forhan
Chief Executive Officer and President

December 7, 2007



By: /s/ Richard David Scott
Richard David Scott
Chief Financial Officer

December 7, 2007