Form 10KSB/A
period 2006-12-31
INVICTA GROUP INC
filed 2008-04-14
CIK 1212570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              AMENDMENT NO. 1
                               FORM 10-KSB/A

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

The issuer's revenues for its most recent fiscal year were approximately
$138,823.

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

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 ("Amendment No. 1") to our Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 12, 2007 to amend and restate our consolidated balance sheet as of December 31, 2006, our consolidated statements of operation, stockholders' equity, and cash flows for the year ended December 31, 2006. This Amendment No. 1 to the Original Filing amends:

1.	The Management's Discussion and Analysis or Plan of Operation in Part
II, Item 6, of this Amendment No. 1 to include a discussion of your critical accounting policies which addresses the following areas:

*	types of assumptions underlying the most significant and subjective estimates;

*	Sensitivity of those estimates to deviations of actual results from management's assumptions; and circumstances that have resulted in revised assumptions in the past.

2.	The Financial Statements in Part II, Item 8 of this Amendment No. 1.

3.	Our disclosures regarding the reverse stock split.

4.	The valuation of our purchased data base to reduce by $150,000.

For the convenience of the reader, this Amendment No. 1 sets forth our Original 10-KSB in its entirety, as amended by, and to reflect, the Amendment No. 1. No attempt has been made in this Amendment No.1 to update other disclosures presented in our Original 10-KSB, except as required to reflect the effects of the restatement. This Amendment No. 1 does not reflect events occurring after the filing of our Original 10-KSB, or modify or update those disclosures, including the exhibits to the Original 10-KSB affected by subsequent events except as applicable in our financial statement footnotes subsequent event disclosures.

This Amendment No. 1 has been signed as of a current date and all certifications of our Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-KSB for the fiscal year ended December 31, 2006, including any amendments to those filings.

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

IVGR has been unsuccessful generating profits from its subsidiaries in 2004 thru 2006. The company was under capitalized from the day it became a public company. Marketing dollars were not available to brand the subsidiaries, margins were too low, and the high cost of staffing call centers, versus generating sales on the internet, resulted in operational losses exceeding $1.5 million for the calendar year 2004. Losses in 2005 were $993,831 and losses in 2006 were $621,397.

During 2006, management created a new business model and new subsidiary, and as a result, the company now focuses its business as an Internet Media Company offering Email broadcast services to travel enthusiasts seeking discounted travel. The company's name is Travel Hot Link (THL), and its website address is www.travelhotlink.com.

During 2006, Travel Hot Link generated revenues of $138,823 and reduced losses from the prior year to $621,397. The company continues to operate with little cash and has not had the opportunity to market the company aggressively. In 2007, Invicta will continue to focus management time on Travel Hot Link and look for strategic alliances that can generate profits.

Subsequent events:

By filing a Form 8-K on March 29, 2007, as amended March 30, 2007, which is incorporated herein by reference, Invicta provided disclosure of the purchase of Maupintour Inc. LLC, a Nevada corporation ("Maupintour") as of March 23, 2007.

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

Item 3.	LEGAL PROCEEDINGS

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Results of Operations

Revenues

Revenues for the 4th Quarter were generated from Internet Media and Consumer travel packages. Internet Media Advertising revenues are flat fees charged to travel suppliers for media purchases on the website www.travelhotlink.com. The travel suppliers are seeking a medium for the last minute travelers that are seeking deep discounts and motivated to travel now. Their goal is to advertise online and receive a discounted rate for their perishable products (car rentals, airline seats, hotels rooms, cruise cabins and packaged tours). Revenues for Consumer travel are realized as Gross Sales and are recognized when paid in full. Revenues for the year ended December 31, 2006 were $138,823 compared to revenues of $98,485 for the year ended December 31, 2005. The revenues in 2006 versus 2005 were generated from Internet Media Advertising and consumer travel packages versus the 2005 revenues, which were from airline commissions.

Expenses

The major components of expenses are general and administrative expenses. The year ended December 31, 2006 major expenses were: Payroll $289,494; Internet design $57,021; Professional fees $118,137; Interest Expense $48,784. Total General & Administrative expenses for the year were $655,673.

Net Profit/Net Losses

Net profit (loss) for the year ended December 31, 2006 was $(621,397) with income (loss) per share of ($0.09) compared to a net loss of $(993,831) with loss per share of ($0.497) for the year ended December 31, 2005.

Funding

Invicta has received equity funding advances from an Institutional Investor totaling $99,925 for the year 2006 and a balance due as of 12/31/2006 totaling $404,703. Payments are made with conversions of free trading stock based on the formula: the average of the three lowest days of stock Bid value within 20 days at the time of the conversion, at 25% discount.

Liquidity

As of December 31, 2006 and 2005, Invicta's current ratios were (.08%) and (.009%) respectively. Invicta Group has not generated sufficient revenue in any period to carry its costs of operations. Invicta has derived its liquidity principally from the sale of stock.

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

Item 8B.	OTHER INFORMATION.

None.

Part III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table includes the names, ages, positions held and terms of office of Invicta Group's directors and executive officers.

NAME				AGE	POSITION			DIRECTOR SINCE

William G. Forhan		63	Chief Executive Officer,	July 2002
  					President and Director

Richard David Scott		59	Chief Operating Officer,	inception
 					Chief Financial Officer
  					and Director

Mercedes Henze			63	Vice President			inception
					Secretary, Director

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

INVICTA GROUP INC.


By:	/s/ William G. Forhan				Date:	April 8, 2008
	William G. Forhan
	Chief Executive Officer and President


By:	/s/ Richard David Scott				Date:	April 8, 2008
	Richard David Scott
	Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE			TITLE					DATE

				Chief Executive Officer,	April 8, 2008
/s/ William G. Forhan		President and Director
William G. Forhan


/s/ Richard David Scott		Chief Operating Officer,	April 8, 2008
Richard David Scott		Principal Accounting and
				Financial Officer and Director

Exhibit Index

Exhibit No	Description of Document
-----------	-----------------------
3.1(a)		Articles of Incorporation of Invicta Group Inc.*
3.1(b)		Articles of Amendment*
3.2		Bylaws*
10.1		2002 Equity Compensation Plan*
10.2		Employment Agreement between Invicta Group and William G. Forhan*
10.3		Employment Agreement between Invicta Group and R. David Scott*
10.4		Employment Agreement between Invicta Group and Mercedes Henze*
10.5		Lease for Ft. Lauderdale, Florida Office*
10.6		Stock Purchase Agreement for the Shares of Casino Rated Players.
Inc.*


Exhibit No	Description of Document
-----------	-----------------------
10.8		Promissory Note to William G. Forhan*
31		Certification of the Chief Executive Officer and Chief Financial
		Officer pursuant to Rule 13a-14 of the Securities and Exchange Act
		of 1934 as amended, as adopted pursuant to Section 302 of the
		Sarbanes-Oxley
		Act of 2002
32		Certification of the Chief Executive Officer and Chief Financial
		Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
		Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates previously filed in a Registration on Form SB-2, Commission File No. 333-102555

                              Baum & Company, P.A.
                         Certified Public Accountants
                         1515 University Dr. Suite 226
                            Coral Springs, FL. 33071

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders Invicta Group Inc.

We have audited the accompanying consolidated balance sheet of Invicta Group Inc. and subsidiaries (a Nevada Corporation) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

We conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invicta Group Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Baum & Company, P.A.


Coral Springs, Florida
April 10, 2007

                      INVICTA GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               December 31, 2006


                                    ASSETS

									2,006
									Restated
									------------
Current assets:
  Cash and cash equivalents						$12,960
  Accounts receivable
									------------
    Total current assets						12,960

Property and equipment, net of accumulated depreciation
 of $45,466								17,855

Other assets:
  Security Deposits							1,500
  Advances to affiliates						36,853
  Intangible assets, net of accumulated
  amortization of $9,750						98,280
									------------
    Total Assets							$167,448
									============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable and convertible debentures				$524,711
  Accounts payable and accrued liabilities				98,475
  Accounts payable and accrued liabilities - discontinued operations	698,230
  Accrued expenses and other liabilities				531,541
  Capital lease obligations						80,899
  Accrued compensation - related parties				221,546
									------------
    Total current liabilities						2,155,402

  Long-term debt
  Notes Payable  - shareholders						256,129
									------------
    Total Liabilities							2,411,531
									------------

  Shareholders' Equity (Deficit)
    Preferred stock series B par value $1.00 175,000 shares
     authorized; 175,000 issued and outstanding				175,000
    Preferred stock series C par value $1.00 480,000 shares
     authorized; 480,000 issued and outstanding				480,000
    Preferred stock series D par value $1.00 100,000 shares
     authorized; 100,000 issued and outstanding				100,000
    Common stock, par value $ .0001,  1,000,000,000 shares
     authorized, 10,655,488 issued and outstanding			1,066
    Additional paid in capital						3,753,223
    Accumulated deficit							(6,753,372)
									------------
      Total Shareholders' equity ( deficit)				(2,244,083)
									------------
        Total Liabilities and Shareholders' Equity (deficit)		$167,448
									------------

         See accompanying notes to consolidated financial statements

                     INVICTA GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

									2006		2005
									Restated
									------------	------------

Revenues earned								$138,823	$94,334

Selling, general, and administrative expenses				606,918		952,862
									------------	------------
Income (loss) from operations before other income and expense		(468,095)	(858,528)

Other income and (expense)
  Interest income							183		566
  Interest expense - related parties					(18,025)
  Interest expense							(32,210)	(43,914)
  Asset impairment charge						-		(101,955)
  Gain on sale of assets								10,000
  Beneficial interest expense						(103,250)	-
									------------	------------
Net income (loss) before provision for income taxes			(621,397)	(993,831)

Provision for income taxes						-		-
									------------	------------
Net income (loss)							$(621,397)	$(993,831)
									============	============
Net income (loss) per share weighted average share, basic
 and diluted								($0.09)		($0.50)
									============	============

Weighted average shares outstanding, basis and diluted			6,949,549	1,998,399
									============	============

         See accompanying notes to consolidated financial statements

                      INVICTA GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Years Ended December 31, 2006 and 2005


									2006		2005
									Restated
									------------	------------
Cash flows from operating activities:
  Net income								$(621,397)	$(993,831)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation							5,625		7,850
    Amortization							2,120		16,500
    Stock issued for services						71,000		224,894
    Asset impairment charge								101,955
    Database acquired in exchange for accounts receivable		(52,600)	0
    Beneficial interest expense on discounted stock sales		103,250		0
    Loss on abandonment of assets							6,880
    Elimination of subsidiary cash balance						(2,771)
    Write off receivable from former subsidiary						21,888
    Changes in assets and liabilities:
      Accounts receivable and prepaid expenses				0		12,990
      Intercompany receivable						0		0
      Other assets							(10,000)	30,294
      Accounts payable & accrued liabilities				176,398		285,784
									------------	------------
									(325,604)	(287,567)
									------------	------------
Cash flows used in investing activities:
  Capital asset expenditures						(7,029)		(6,880)

Cash flows used in financing activities:
  Proceeds from long term debt						265,000		131,500
  Proceeds from sale of common stock					123,900		181,937
  Payments on long term debt						(42,010)	(167,233)
									------------	------------
									346,890		146,204
									------------	------------

  Net change in cash and cash equivalents				14,257		(148,243)

  Cash and cash equivalents, beginning of period			(1,297)		148,243
									------------	------------

  Cash and cash equivalents, end of period				$12,960		$-
									============	============
Additional Cash Flow Information:
  Cash paid during the period for:
  Interest (non capitalized)								$1,743
									============	============
  Income Taxes								$0		$0
									============	============

          See accompanying notes to consolidated financial statements

                      INVICTA GROUP INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                For the Years Ended December 31, 2006 and 2005

							     Common Stock		Additional Paid
							Shares		$		in capital	Deficit
							------------	------------	------------	------------
Balance December 31, 2004				1,141,558	$114		$2,754,747	($5,143,147)

Issuance of Common Stock for cash from
February 7, 2005 thru March 23, 2005
@ $ .002 per share					111,590		11		22,489

Retained earnings adjustment for ISIP									3,706

Issuance of Common Stock for cash from			94,643		9		14,991
April 1, 2005 thru May 18, 2005
@ $ .0018 and .0015 per share

Issuance of Common Stock in exchange for
legal, marketing and consultation fees at the fair
value of the services provided.				436,662		44		178,925

Issuance of Common Stock for the payment
on convertible debentures exercised.			591,241		59		232,259

Common stock issues for services on
  December 15, 2005 @ $.001 per share			20,000		2		1,998

Net loss for the period ended
 December 31, 2005											(993,831)
							------------	------------	------------	------------
Balance December 31, 2005				2,395,694	$239		$3,205,409	($6,133,272)
							============	============	============	============
Issuance of Common Stock for cash from
April 5, 2006 thru June15, 2006
@ $ .0013 per share					367,660		37		29,563

Issuance of Common Stock in exchange for
legal, marketing and consultation fees at the fair
value of the services provided.				677,790		68		67,932

Issuance of Common Stock for cash from
July 20, 2006 thru September 5, 2006
@ $ .0008 per share					1,203,750	121		94,179

Issuance of Common Stock for the payment
on convertible debentures exercised.			5,156,098	516		333,300

Issuance of Common Stock for cash on
October 6, 2006 @ $.026 per share			341,273		34		9,891

Common stock issues for legal services on
 November 10 , 2006 @ $.0003 per share			100,000		10		2,990

Issuance of Common Stock for cash on
December 13, 2006 @ $.024 per share			413,223		41		9,959

Beneficial interest expense on discounted stock sales					103,250

Net loss for the period ended
 December 31, 2006											(470,100)
							------------	------------	------------	------------
Balance December 31, 2006				10,655,488	$1,066		$3,856,473	($6,603,372)
							============	============	============	============

          See accompanying notes to consolidated financial statements

                      INVICTA GROUP INC. AND SUBSIDIARIES
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



NOTE B:   CONVERTIBLE DEBENTURES PAYABLE

Principal balances outstanding and details of notes payable are summarized as follows:

 							2006		2005
1.	10% convertible debenture, payable
December 31, 2004.  The note is
convertible into company stock @ $.10
per share.  The debenture was renewed
during February, 2004.  The terms of
the renewal indicate that interest of 10%
will be paid annually, the debenture
is convertible into common stock @
$.10 per share and the term of the
debenture is January 28, 2005.  The
debenture was not paid on December 31,
2003 as the holder requested the term
to be extended.						$10,000		$10,000

2.	10% convertible debenture, payable
December 31, 2003.  The notes are
convertible into company stock @ $.30
per share.
 							25,000 		39,600

3.	7% convertible debenture, payable
July 1, 2004.  The debenture is
Convertible into company stock @ $.50
per share						10,000		10,000

4.	Invicta entered into an agreement
With Golden Gate Investors, Inc. for
institutional funding.  Invicta Group, Inc.
issued multiple convertible debentures
equaling $855,800 and a warrant to purchase
3,000,000 additional shares at $1.00/share 		404,711		488,527

5.	Invicta acquired Airplan, Inc. on
February 17, 2004 and assumed a
Shareholder loan to the owner of $60,000	 	60,000		60,000

6.	15% convertible debenture, payable
January 26, 2007.  The notes are
convertible into company stock @ $.06
per share.						 15,000
							-----------

   Total Convertible Debentures Payable			$524,711	$608,127
				 			=========================



NOTE C:   INCOME TAXES PAYABLE

The provision for income taxes consists of the following:

 					2006		2005
Current					-0-		-0-
Deferred				-0-		-0-
Tax Benefit of Net Operating Loss
  Carryforward				-0-		-0-

Total					-0-		-0-





Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at December 31, 2005, and 2006 are as follows:

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

At December 31, 2006, the Company had approximately $5,416,900 of federal and state net operating loss carryforwards available to offset future taxable income. The state loss carryforwards are available indefinitely. The federal net operating loss carryforwards will expire as follows:

2020	$238,400
2021	195,800
2022	669,400
2023	442,300
2024	2,934,000
2025	570,000
2026	367,000
Total	$5,416,900


Total Federal tax expense for the years ended December 31, 2005 and 2006 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:


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

The Company has accrued for each officers' salaries in deferred officers' compensation with balances of:

	2006		2005

	$221,546	$253,028

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


NOTE M:   REVERSE SPLIT OF THE COMPANY'S COMMON STOCK

Effective November 16, 2006, the Company completed a reverse split of its common stock. The Company issued 1 share valued at $.05 for each 100 shares of the Company's outstanding stock. The value was based on 100 times the current share price.


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


NOTE P:   GOING CONCERN

Invicta Group Inc. improved Revenues and decreased loses in 2006 but did not reach profitability. The Company has been unsuccessful generating profits since inception. The company has been under capitalized from the day it became a public company. Marketing dollars were not available to brand the subsidiaries, margins were too low, and the high cost of staffing call centers, versus generating sales on the internet, resulted in losses every year. Losses were $631,397 for the calendar year 2006 as compared to losses of $993,831 in 2005.

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

The new business model and new division offers The Company the opportunity for survival and additional funding should provide the working capital resources to generate a profit in 2007. Management believes a profitable company will increase stock value and assure survival.

NOTE Q:   BENEFICIAL INTEREST

The company recognizes additional interest expense equivalent to the stock issued at a discount to market when converted to pay corporate debt.