Form 10KSB
period 2007-12-31
INVICTA GROUP INC
filed 2008-04-14
CIK 1212570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2007.

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The issuer's revenues for its most recent fiscal year were approximately
$70,244.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask price of the Common Stock on the OTC Bulletin Board system on March 21, 2008 of $.004, was approximately $49,923 Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of common stock outstanding as of March 21, 2008 was $12,480,883.

                               TABLE OF CONTENTS

Item Number and Caption							Page

Forward Looking Statements						2

PART 1
Item 1. Description of Business						3

Item 2. Description of Property						3

Item 3. Legal Proceedings						3

Item 4. Submission of Matters to Vote of Security Holders

PART II

Item 5. Market for Common Equity and Related Stockholders		4

Item 6. Plan of Operation						7

Item 7. Financial Statements						10

Item 8. Ch Item 8. Changes in and Disagreements with
 Accountants on Accounting and Financial Disclosure			23

Item 8A. Controls and Procedure						23

Item 8B. Other Information						24


PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and
Corporate Governance; Compliance with Section 16(a) of the Exchange Act	24

Item 10. Executive Compensation						25

Item 11. Security Ownership of Certain Beneficial Owners and Management	26

Item 12. Certain Relationships and Related Transactions, and Director
Independence								27

Item 13. Exhibits							27

Item 14. Principal Accountant Fees and Services				28

                          FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

*	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

*	uncertainties following any successful acquisition or merger related to the future rate of growth of the acquired business and acceptance of its products and/or services;

*	volatility of the stock market, particularly within the technology sector; and

*	general economic conditions.

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Plan of Operation" and "Business". You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

                                    PART I

                       ITEM 1.  DESCRIPTION OF BUSINESS

Invicta Group Inc. ("Invicta" or "IVIT") began its business in July 2000 by offering airline tickets and other travel-related products and services over the telephone and has expanded to offering travel products over the internet. Invicta Group Inc. was a holding company that owned six subsidiaries in the travel, entertainment and telecom industries in 2004 and began to spin-off and sell the subsidiaries in 2005.

During 2006, management created a new business model and new subsidiary, and as a result, the Company now focuses its business as an internet media company offering Email broadcast services to travel enthusiasts seeking discounted travel. The company's name is Travel Hot Link (THL), and its website address is www.travelhotlink.com.

Invicta Group Inc. is an internet media company that offers a website known as Travel Hot Link www.travelhotlink.com. Travel Hot Link has a database of approximately 40 million travel enthusiasts seeking discounted travel products: cruise vacations, airline tickets, hotel rooms, car rentals, and packaged tours. Travel Hot Link offers travel suppliers a media to reach awareness of their discounts. We offer advertisers a number of advertising options: a weekly Email to a 10 million travel enthusiasts promoting between 10 to 15 discounted travel products; a custom Email to between 2 million to 10 million travel enthusiasts; and, banner ads and website listings to our website.

The company is in a competitive marketplace that has companies with more experience, branded names, experienced sales forces, and better technology to reach the travel marketplace.

Invicta Group Inc started on July 15, 2002 as a private travel company that was specializing as an airline consolidator selling international airline tickets to the public doing business as Don't Pay Full Fare.com. Invicta became a public company in November, 2003 and targeted an acquisition of an airline consolidator company that had over twelve years experience and multiple European airline contracts. The airline consolidator company was acquired in February 2004 and, at the end of November, 2004, a key employee resigned, canceling his five year employment contract. The Company lost agreements with its largest airline suppliers in less than one week, eliminating nearly 50% of the Company's revenues. Invicta decided to close the air consolidator company and leave the slim margin business of airline consolidator in April 2005 due to losses that could not be overcome.

Invicta management spent the balance of 2005 developing a new business plan and began focusing on the internet media marketplace as the new frontier to market travel products online. Today, Invicta Group Inc. acts as the holding company of its subsidiary Travel Hot Link.


                       ITEM 2.  DESCRIPTION OF PROPERTY

We maintain an executive office in Fort Lauderdale, Florida, through a five year lease arrangement expiring in 2011.

                          ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are presently pending or threatened.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II

                       ITEM 5.  MARKET FOR COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

The Company's securities trade on the OTC Bulletin Board under the trading symbol of "IVIT". The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin
Board:

	2006		HIGH	LOW
	First Quarter	$105.00	$75.00
	Second Quarter	$75.00	$45.00
	Third Quarter	$50.00	$45.00
	Fourth Quarter	$25.00	$20.00

	2007		HIGH	LOW
	First Quarter	$25.00	$5.00
	Second Quarter	$10.00	$4.50
	Third Quarter	$1.25	$0.42
	Fourth Quarter	$0.42	$0.02

On November 17, 2006, the Company's 1 for 100 common stock reverse split took effect. On September 7, 2007, the Company's 1 for 500 common stock reverse split took effect. All per share amounts have been adjusted to reflect these reverse stock splits.

Holders of Common Stock
On March 21, 2008 there were approximately 1,300 holders of record of the Company's common stock and there were 12,480,883 shares outstanding. There are approximately 20 indirect holders of common shares in outside institutions or stock brokerage firms. We estimate that there are no additional beneficial shareholders beyond the amounts above.

Dividends
The Company has not declared or paid a cash dividend to stock holders since the Company's incorporation. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors.

Recent Sales of Unregistered Securities
On January 5, 2007, the Company issued 2,000 shares of its common stock in settlement of $6,000 of accounts payable. The common stock was valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On March 9, 2007, the Company issued 2,000 shares of its common stock in settlement of $3,000 of accounts payable, $5,500 payment of a shareholder note payable, $2,000 advance to a related party and $17,000 of services provided to the company. The common stock was valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On March 13, 2007, the Company issued 800 shares of its common stock as compensation for consulting services. A charge of $8,000 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On April 19, 2007, the Company issued 19,650 shares of its common stock as compensation for legal services. A charge of $37,625 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On May 1, 2007, the Company issued 1,000 shares of its common stock as compensation for legal services. A charge of $2,000 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On May 7, 2007, the Company issued 5,000 shares of its common stock as compensation for consulting services. A charge of $15,000 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On June 28, 2007, the Company issued 6,000 shares of its common stock in settlement of $12,014 of accounts payable. The common stock was valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On July 2, 2007, the Company issued 4,000 shares of its common stock as compensation for consulting services. A charge of $6,000 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

In July 2007, the Company issued 30,000 shares of its common stock as compensation for accounting services. A charge of $24,233 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On November 2, 2007, the Company issued 100,000 shares of its common stock as compensation for accounting services. A charge of $7,154 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On December 4, 2007, the Company issued 200,000 shares of its common stock as compensation for accounting services. A charge of $2,715 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

During 2007 the Company converted $697,962 of convertible debt into 2,900,542 shares of common stock in accordance with the terms of the convertible debenture agreement. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

*	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

*	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

*	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

*	contains a toll-free telephone number for inquiries on disciplinary actions;

*	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

*	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

*	the bid and offer quotations for the penny stock;

*	the compensation of the broker-dealer and its salesperson in the transaction;

*	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

*	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Transfer Agent and Registrar

The transfer agent and registrar for Invicta Group's common stock is Florida Atlantic Stock Transfer, 7130 Nob Hill Road, Tamarac, FL 33321.

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements included in this report.

See the disclosures regarding forward looking statements on page 2 of this annual report.

Critical Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Invicta Group, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
The Company derives its revenue from internet media sold as a flat rate to travel suppliers. Revenue is recognized when the advertising campaign is completed.

Basic and Diluted Net Income (Loss) Per Share
The Company presents "basic" and, if applicable, "diluted" earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the conversion of debentures, were issued during the period. All per common share calculations reflect the 1 for 500 reverse stock split made effective as of September 7, 2007.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Stock based compensation
The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company did not pay any stock-based compensation during the period presented.

Accounting for Warrants and Freestanding Derivative Financial Instruments
The Company evaluates its warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). If the warrant is determined to be a derivative, the fair value of the warrants is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrants is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. In the event that the warrants are determined to be equity, no value is assigned for financial reporting purposes.

The valuation of the warrant liability is based on a Black Scholes model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of our common stock, risk free interest rate and the market price of our common stock.

Intangible Assets and Related Impairment of Long-lived Assets
Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of shall be classified as held for sale and are reported at the lower of the carrying amount or fair value less costs to sell.

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

Results of Operations
The year ended December 31, 2007 compared to the year ended December 31, 2006.

Revenues for the year ended December 31, 2007 were $70,244 compared to revenues of $138,823 for the year ended December 31, 2006, a decrease of $68,579. The revenues for the years ended December 31, 2007 and 2006 were generated from internet media advertising. We offer advertisers a number of advertising options: a weekly Email to a 10 million travel enthusiasts promoting between 10 to 15 discounted travel products; a custom Email to between 2 million to 10 million travel enthusiasts; and, banner ads and website listings to our website.

Selling, general and administrative expenses for the year ended December 31, 2007 were $936,737 compared to $606,918 for the year ended December 31, 2006, an increase of $329,819. The major reason for this increase is an increase in bad debt expenses of $176,399 attributable to the Company lending money to a potential acquisition candidate, which acquisition failed to materialize. The Company's professional fees also increased $55,000 for the year ended December 31, 2007 compared to the year ended December 31, 2006. Increases in the Company's software expenses and outside labor expenses accounted for the remainder of the increase.

Other expenses for the years ended December 31, 2007 were $353,725 compared to 153,302 for the year ended December 31, 2006. The increase of $200,423 can be attributed to the increase in the beneficial interest expense associated with the Company's convertible debt and the $62,290 impairment charge taken during the year ended December 31, 2007.

Net loss for the year ended December 31, 2007 was $1,220,218 with a loss per share of ($3.34) compared to a net loss of $621,397 with loss per share of $19.05 for the year ended December 31, 2006.

Liquidity and Capital Resources
The Company had a working capital deficit of $2,233,370 at December 31, 2007.

Net cash used in operating activities was $920,320 for the year ended December 31, 2007, as compared to $144,359 for the year ended December 31, 2006. The primary use of cash from operations in 2007 was to fund operations.

Net cash provided by financing activities was $915,939 for the year ended December 31, 2007, as compared to $138,752 for the year ended December 31, 2006. The Company issued $606,973 of convertible notes in 2007.

The Company's present intentions are to continue selling debt or equity securities to cover its operating expenses, however, the Company may not be able to obtain additional funds needed for working capital and operations.

PLAN OF OPERATION
The Company's primary strategy is to establish and grow its core business. The Company has no plans for capital expenditures for the next twelve months. Invicta will need a minimum of $300,000 cash during the next twelve months to assure survival. The Company may consider a business acquisition. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

                         ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements

									Page

Report of Independent Registered Public Accounting Firm.		11


Balance Sheet as of December 31, 2007					12


Statement of Operations for the Years Ended  December 31, 2007 and 2006	13


Statement of Stockholders' Deficit for the Years Ended
 December 31, 2007 and 2006						14


Statement of Cash Flows for the Years Ended  December 31, 2007 and 2006	15


Notes to Financial Statements						16

                             Baum & Company, P.A.
                         Certified Public Accountants
                         1515 University Dr. Suite 226
                           Coral Springs, FL. 33071

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Invicta Group, Inc.

We have audited the accompanying consolidated balance sheets of Invicta Group Inc. and subsidiaries (a Nevada Corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invicta Group Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note # 8 to the financial statements, the Company incurred significant losses from operations, and because of these losses, the Company has a working capital deficiency, which raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note # 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Baum & Company, P.A.


Coral Springs, Florida
March 28, 2008

                      INVICTA GROUP INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                              December 31, 2007

                                    ASSETS

Current assets:
  Cash and cash equivalents						$6,209
									------------
    Total current assets						6,209

Property and equipment, net of accumulated depreciation
 of $56,566								22,985

Other assets:
 Other									1,500
									------------
  Total other assets							1,500
									------------
    Total assets							$30,694
									============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Convertible debentures						$398,722
  Accounts payable and accrued liabilities				526,846
  Accounts payable and accrued liabilities - discontinued operations	779,129
  Notes payable  - shareholders						201,144
  Accrued compensation							333,738
									------------
    Total current liabilities						2,239,579
									------------

Shareholders' equity (deficit)
  Preferred stock series C par value $1.00, 480,000 shares
   authorized; 465,000 issued and outstanding				465,000
  Preferred stock series D par value $1.00, 100,000 shares
   authorized; 100,000 issued and outstanding				100,000
  Common stock, par value $ .0001,  1,000,000,000 shares
   authorized, 3,322,653 issued and outstanding				332
  Additional paid in capital						5,200,668
  Accumulated deficit							(7,974,886)
									------------
    Total shareholders' deficit						(2,208,886)
									------------
      Total liabilities and shareholders' deficit			$30,693
									============

          See accompanying notes to consolidated financial statements

                       INVICTA GROUP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

									2007		2006
									------------	------------
Revenues earned								$70,244		$138,823

Selling, general, and administrative expenses				936,737		606,918
									------------	------------
Income (loss) from operations before other income and expense		(866,492)	(468,095)

Other income and (expense)
  Interest income							0		183
  Interest expense - related parties					(21,941)	(18,025)
  Interest expense							(39,639)	(32,210)
  Asset impairment charge						(62,290)	-
  Beneficial interest expense						(229,855)	(103,250)
									------------	------------
Net income (loss) before provision for income taxes			(1,220,218)	(621,397)

Provision for income taxes						-		-
									------------	------------
Net income (loss)							$(1,220,218)	$(621,397)
									------------	------------
Net income (loss) per share weighted average share, basic
 and diluted								($3.34)		($19.05)
									============	============
Weighted average shares outstanding, basis and diluted			365,692		32,615
									============	============

          See accompanying notes to consolidated financial statements

                              INVICTA GROUP INC.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                For the Years Ended December 31, 2007 and 2006

						Preferred Stock - Series B	Preferred Stock - Series C	Preferred Stock - Series D	     Common Stock		Additional paid
						Shares		Amount		Shares		Amount		Shares		Amount		Shares		Amount		in capital	Deficit		Total
						---------	---------	---------	---------	---------	---------	---------	---------	---------	---------	---------
Balance January 1, 2006				175,000		175,000		330,000		330,000		-		-		4,791		0		3,205,648	(6,133,272)	(2,422,624)
Conversion of deferred compensation						150,000		150,000														150,000
Issuance of preferred stock for e-mail addresses								100,000		100,000										100,000
Issuance of common stock for cash														4,652		1		143,824				143,825
Issuance of common stock for services														1,556		0		71,000				71,000
Issuance of Common Stock for the payment
 on convertible debentures exercised.														10,312		1		333,815				333,816

Net loss for the year ended
  December 31, 2006																						(621,397)	(621,397)
						---------	---------	---------	---------	---------	---------	---------	---------	---------	---------	---------

Balance December 31, 2006			175,000		175,000		480,000		480,000		100,000		100,000		21,311		2		$3,754,287	($6,754,669)	(2,245,379)

Stock issued for services															360,450		36		102,691				102,727
Issuance of Common Stock for the payment
 on convertible debentures exercised.														2,900,542	290		1,108,179			1,108,469
Conversion of Preferred Stock - Series B	(175,000)	(175,000)									350		0		175,000				-
Common stock issued for the payment of
 accounts payable and notes payable														10,000		1		45,514				45,515
Common stock issued for the conversion
 of Preferred C stock								(15,000)	(15,000)					30,000		3		14,997				-

Net loss for the year ended
 December 31, 2007																						(1,220,218)	(1,220,218)
						---------	---------	---------	---------	---------	---------	---------	---------	---------	---------	---------

Balance December 31, 2007			-		$-		465,000		$465,000	100,000		$100,000	3,322,653	$332		$5,200,668	($7,974,886)	(2,208,886)
						=========	=========	=========	=========	=========	=========	=========	=========	=========	=========	=========

         See accompanying notes to consolidated financial statements.

                       INVICTA GROUP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

									2007		2006
Net income								$(1,220,218)	$(621,397)
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation								7,500		5,625
  Amortization								35,990		2,120
  Stock issued for services						102,727		71,000
  Beneficial interest							229,855		103,250
  Impairment expense							62,290		-
  Data base acquired for accounts receivable				-		(52,600)
  Changes in assets and liabilities:
    Accounts receivable and prepaid expenses				-		-
    Advances to affiliates						36,853		-
    Other assets							-		(10,000)
    Accounts payable and accrued liabilities				(175,318)	176,398
									------------	------------
									(920,320)	(325,604)
									------------	------------

Capital asset expenditures						(2,370)		(7,029)
									------------	------------

Proceeds from long term debt						970,924		265,000
Proceeds from sale of common stock					-		123,900
Proceed from shareholder notes						-		-
Payments on shareholder notes						(54,985)	-
Payments on long term debt								(42,010)
									------------	------------
									915,939		346,890
									------------	------------

  Net change in cash and cash equivalents				(6,752)		14,257

  Cash and cash equivalents, beginning of period			12,960		(1,297)
									------------	------------

  Cash and cash equivalents, end of period				$6,208		$12,960
									============	============

Additional Cash Flow Information:
  Cash paid during the period for:
  Interest (non capitalized)						$9,508		$-
									============	============
  Income Taxes								$-		$-
									============	============

									$ 175,000	$-
									============	============
									$-		$-
									============	============
									$-		$150,000
									============	============
									$-		$301,002
									============	============
									$-		$-
									============	============

         See accompanying notes to consolidated financial statements.

                              INVICTA GROUP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 and 2006

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

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

Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
The Company derives its revenue from internet media sold as a flat rate to travel suppliers. Revenue is recognized when the advertising campaign is completed.

Basic and Diluted Net Income (Loss) Per Share
The Company presents "basic" and, if applicable, "diluted" earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the conversion of debentures, were issued during the period. All per common share calculations reflect the 1 for 500 reverse stock split made effective as of September 7, 2007.

Cash and Cash Equivalents
 The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash. Cash balances are maintained in accounts that are federally insured up to $100,000. At times the Company may have balances in excess of such limits and the credit risk is mitigated by the Company by maintaining such balances in financial institutions of high credit quality.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Stock based compensation
The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. The Company did not pay any stock-based compensation during the period presented.

Property and Equipment
Property and equipment purchases are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; five years for computer equipment and five and seven years for office furniture and equipment. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. When fixed assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Depreciation expense charged to the Statement of Operations for the year ended December 31, 2007 and 2006 was $7,500 and $7,500 respectively.

Intangible Assets and Related Impairment of Long-lived Assets
Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of shall be classified as held for sale and are reported at the lower of the carrying amount or fair value less costs to sell. As a result of this analysis an impairment charge of $62,290 has been recorded for the year ended December 31, 2007.

Amortization expense for each of the years ended December 31, 2007 and 2006 was $9,750 and $27,360, respectively.

Accounting for Warrants and Freestanding Derivative Financial Instruments
The Company evaluates its warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). If the warrant is determined to be a derivative, the fair value of the warrants is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrants is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. In the event that the warrants are determined to be equity, no value is assigned for financial reporting purposes.

The valuation of the warrant liability is based on a Black Scholes model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of our common stock, risk free interest rate and the market price of our common stock.

Advertising Cost
Advertising costs generally will be charged to operations in the year incurred. Advertising expense approximated $19,756 and $5,685 for the years ended December 31, 2007 and 2006, respectively.

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

The components of the deferred tax asset as of December 31, 2007 is as follows:

					2007
Net operating loss carry-forwards	$7,900,000
Total deferred tax assets		2,686,000
Valuation allowance			(2,686,000)
Net deferred tax assets			$---

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, which consist of tax benefits primarily from net operating loss carry-forwards, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company's federal and state income tax returns have not been examined by the respective taxing authorities for the past several years. The final determination of the amount and timing of these tax benefit carry-forwards and the current income taxes payable are therefore subject to possible examination of these unexamined years by such respective taxing authorities.

As of December 31, 2007, the Company had federal net operating loss carry-forwards of approximately $7,900,000. The federal net operating loss carry-forwards will expire at various dates beginning in 2023, if not utilized. Due to losses, the Company has no provision for income taxes.

NOTE 2: CONVERTIBLE DEBENTURE

On April 27, 2004, Invicta entered into an agreement with Golden Gate Investors for institutional funding. The agreement was for $3,000,000 of 7.75% convertible debentures and warrants to purchase common stock of 3,000,000 at $1.00 per share. The conversion price for the convertible debenture is 75% of the average of the three lowest volume weighted average prices during the 20 trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. Golden Gate Investors, Inc. has contractually agreed to restrict its ability to convert its debenture or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 9.9% of the then issued and outstanding shares of common stock.

During 2007, the Company issued additional debentures of approximately $606,973 and issued 2,843,764 shares of common stock converting debenture totaling $1,108,179. The outstanding debenture balance at December 31, 2007 is $398,722.

NOTE 3: NOTES PAYABLE - SHAREHOLDERS
The note payable to shareholders is uncollateralized and is payable on the first month after the Company has received $1,000,000 in equity funding. The monthly installments due to shareholder are approximately $20,000. Invicta is in default on the payments to the shareholders due to a cash flow shortage. The shareholder recognizes the default status and has agreed to accept 7% interest on the note from January 2, 2005 until the note is paid in full. The Company plans to begin these payments as soon as the necessary cash flow is available. The entire balance is classified as a current liability.


NOTE 4 - EQUITY
On September 7, 2007, the Company's 1 for 500 common stock reverse split took effect. As a result, $90,209 was transferred from common stock to additional paid in capital. All per share amounts have been adjusted to reflect this reverse stock split.

Preferred Stock
The board of directors is authorized to determine, without stockholder approval, the designations, rights, preferences, powers and limitations of the Company's 50,000,000 shares of authorized preferred stock. The Company has designated 480,000 shares as preferred stock series C, par value $1.00 per share; each share is convertible into common shares totaling an amount equal to fair market value of the common shares for the preferred share at par value on the day such preferred stock is converted. The Company has designated 100,000 shares as preferred stock series D, par value $1.00 per share; each share is convertible into .14 common shares.

On September 29, 2006 the Company's Chief Operating Officer and Chief Executive Officer converted $75,000 each of deferred compensation for 150,000 shares of Preferred C stock.

On November 6, 2007 the Company's Chief Operating Officer and Chief Executive Officer converted 30,000 shares of preferred stock series C into 30,000 shares of common stock.

On December 20, 2006, the Company purchased an e-mail data base approximating 16,500,000 e-mail addresses. The
Company issued its Series D convertible preferred stock as payment for the database. The purchase was valued at $100,000.

On March 22, 2007 Invicta's Board authorized the conversion of 175,000 shares of Preferred B Stock to 350 restricted common shares.

Common Stock
On January 5, 2007, the Company issued 2,000 shares of its common stock in settlement of $6,000 of accounts payable. The common stock was valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On March 9, 2007, the Company issued 2,000 shares of its common stock in settlement of $3,000 of accounts payable, $5,500 payment of a shareholder note payable, $2,000 advance to a related party and $17,000 of services provided to the company. The common stock was valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On March 13, 2007, the Company issued 800 shares of its common stock as compensation for consulting services. A charge of $8,000 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On April 19, 2007, the Company issued 19,650 shares of its common stock as compensation for legal services. A charge of $37,625 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On May 1, 2007, the Company issued 1,000 shares of its common stock as compensation for legal services. A charge of $2,000 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On May 7, 2007, the Company issued 5,000 shares of its common stock as compensation for consulting services. A charge of $15,000 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On June 28, 2007, the Company issued 6,000 shares of its common stock in settlement of $12,014 of accounts payable. The common stock was valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On July 2, 2007, the Company issued 4,000 shares of its common stock as compensation for consulting services. A charge of $6,000 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

In July 2007, the Company issued 30,000 shares of its common stock as compensation for accounting services. A charge of $24,233 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On November 2, 2007, the Company issued 100,000 shares of its common stock as compensation for accounting services. A charge of $7,154 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On December 4, 2007, the Company issued 200,000 shares of its common stock as compensation for accounting services. A charge of $2,715 was recorded for the year ended December 31, 2007, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

During 2007 the Company converted $697,962 of convertible debt into 2,900,542 shares of common stock in accordance with the terms of the convertible debenture agreement. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

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

At December 31, 2004, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123R. The compensation cost that has been charged against income for this plan is $0 for the years ended December 31, 2007 and 2006.

For 2007 and 2006 transactions, the Company accounted for options issued according to FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. There were no options issued in 2007 and 2006.

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

Stock options outstanding and exercisable at December 31, 2007 are as follows

							Options Outstanding
							Weighted Average	Weighted Average
Range of Exercise Price		Shares Outstanding	Exercise Price		Remaining Life
$12,500				7,765			$12,500			2.00

NOTE 5: EMPLOYMENT AGREEMENTS AND DEFERRED OFFICER'S COMPENSATION
The Company entered into employment agreements with its Chief Executive Officer and Chief Operating Officer. The agreements are automatically renewed each year. The annual base salary of each officer will be $120,000. Each officer will be paid for equity funding equal to 5% of funding.

The Company has accrued for each officer's salaries in deferred officers' compensation with a balance of $333,738 at December 31, 2007.

NOTE 6: LEASES
The Company subleases office space for its Ft Lauderdale operations under a five-year, non-cancelable operating lease at a monthly rate of $1,950 per month. Rent expense for 2007 and 2006 approximated $23,797, and $12,788 respectively.

Obligations under the non-cancelable operating leases are as follow:

Year ending December 31,
  2008				$24,200
  2009				25,400
  2010				28,400
  2011				14,200
				------------
				$92,200

NOTE 7: RELATED PARTY TRANSACTIONS

Notes Payable Shareholder's

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

Pursuant to the disclosures in the Registrant's Form 8-K filed March 29, 2007, as amended March 30, 2007, the Registrant executed, as of March 1, 2007, and closed, a Purchase Agreement (the "Purchase Agreement") to acquire the stock of Maupintour LLC ("Maupintour"), a Nevada corporation, from William Kirby (a director of the Company at the time) and Extraordinary Vacations USA Inc. ("EXVG"), a Nevada corporation, (jointly the "Selling Shareholders").

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

A total of $143,932 was advanced to Maupintour in connection with the transaction. This amount was deemed uncollectible and written off to bad debts for the year ended December 31, 2007.
An additional 1,076,250 common shares were issued to a director for their respective share of the Preferred B stock in connection with a proposed financing. This financing never took place and the shares were rescinded.

NOTE 8: GOING CONCERN
The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses of approximately $7,974,886 since inception and the Company had negative working capital of $2,233,370 at December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition to the assumption regarding increased revenues, the Company's management has raised approximately $606,973 during the twelve months ended December 31, 2007 in funding from its securities purchase agreement with Golden Gate Investors, Inc. Invicta estimates it will need $500,000 additional funding for working capital over the next twelve months.

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

           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                      ITEM 8A(T). CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, consisting of William G. Forhan, our co-chief executive officer, and David Scott, our co-chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Management's annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that :

*	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

*	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations; and

*	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting - Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

 (b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                          ITEM 8B. OTHER INFORMATION

None.

                                   PART III

                    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
                   PROMOTERS, CONTROL PERSONS AND CORPORATE
                 GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF
                               THE EXCHANGE ACT

The following table includes the names, ages, positions held and terms of office of Invicta Group's directors and executive officers.

NAME			AGE	POSITION			DIRECTOR SINCE

William G. Forhan	63	Co-Chief Executive Officer,	July 2002
				President and Director

Richard David Scott	60	Co- Chief Executive Officer,	inception
				Chief Operating Officer,
				Chief Financial Officer,
				and Director

Mercedes Henze		63	Vice President			inception
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

Compliance With Section 16(A) Of Securities Exchange Act Of 1934

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and officers, and persons who own more than ten percent of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2007, except as disclosed here, directors, officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

                       ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2007 and 2006.

We do not pay to our directors or officers any salary or consulting fee. We anticipate that compensation may be paid to officers in the event our formula becomes marketable.

SUMMARY COMPENSATION TABLE

Name and		Year	Salary ($)	Bonus ($)	Stock 		Option 		Non-Equity	Nonqualified	All Other	Total ($)
principal 							Awards ($)	Awards ($)	Incentive Plan	Deferred	Compensation
position											Compensation 	Compensation	($)
												($)		Earnings ($)
--------------------	------	------------	------------	------------	------------	------------	------------	------------	------------
William G. Forhan	2007	$120,000	$0		$0		$0		$0		$0		$0		$120,000
President and Co-CEO	2006	$120,000	$0		$0		$0		$0		$0		$0		$120,000

Richard David Scott 	2007	$120,000	$0		$0		$0		$0		$0		$0		$120,000
Co-CEO, Chief Operating 2006	$120,000	$0		$0		$0		$0		$0		$0		$120,000
Officer, Chief
Financial Officer

Mercedes Henze, Vice	2007	$0		$0		$0		$0		$0		$0		$0		$0
President, Secretary, 	2006	$10,000		$0		$0		$0		$0		$0		$0		$10,000

Narrative Disclosure to the Summary Compensation Table

We do not compensate our executive officers by the payment of salaries or bonus compensation.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

							OPTION AWARDS								STOCK AWARDS
			|									    |	|								|
Name			Number of	Number of	Equity		Option		Option		Number		Market		Equity		Equity
			Securities	Securities	Incentive	Exercise	Expiration	of		Value		Incentive	Incentive
			Underlying	Underlying	Plan		Price		Date		Shares		of		Plan		Plan
			Unexercised	Unexercised	Awards:		($)				or Units	Shares		Awards:		Awards:
			Options		Options		Number of					of		or		Number		Market or
			(#)		(#)		Securities					Stock That	Units		of		Payout
			Exercisable	Unexercisable	Underlying					Have		of		Unearned	Value of
							Unexercised					Not		Stock		Shares,		Unearned
							Unearned					Vested		That		Units or	Shares,
							Options						(#)		Have		Other		Units or
							(#)								Not		Rights		Other
															Vested		That Have	Rights
															($)		Not		That
																	Vested		Have Not
																	(#)		Vested
																			(#)
			-----------	-----------	-----------	-----------	-----------	-----------	-----------	-----------	-----------
William G. Forhan
President and Co-CEO	-		-		-		-		-		-		-		-		-

Richard David Scott
Co-CEO, Chief Operating
Officer, Chief
Financial Officer	-		-		-		-		-		-		-		-		-

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2007.

DIRECTOR COMPENSATION

Name			Fees Earned or		Stock Awards ($)	Option Awards ($)	Non-Equity		Non-Qualified	All Other	Total ($)
			Paid in Cash ($)							Incentive Plan		Deferred	Compensation
												Compensation ($)	Compensation	($)
															Earnings ($)
			--------------		--------------		--------------		--------------		--------------	--------------	--------------
William G. Forhan
President and Co-CEO	-			-			-			-			-		-		-

Richard David Scott
Co-CEO, Chief
Operating Officer,
Chief Financial Officer

Mercedes Henze,
Vice President,
Secretary, Director

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors

                    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners.

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


Name				Shares		Percentage

William G. Forhan		21,657		0.19%

Richard David Scott		9,100		0.08%

Mercedes Henze			2,302		0.02%

Officers and Directors
As a group (3 persons).		33,059		0.29%

Mr. Scott and Ms. Henze are married. The shares legally owned by one are treated as being beneficially owned by the other for purposes of Federal securities law, but have not been presented in this way in the table above in order to avoid possible confusion.

                        ITEM 12.  CERTAIN RELATIONSHIPS
                         AND RELATED TRANSACTIONS, AND
                             DIRECTOR INDEPENDENCE

TRANSACTIONS BETWEEN INVICTA AND ITS MANAGEMENT

Invicta has executed a promissory note to Mr. Forhan for a shareholder loan. The note did not bear interest until January 2, 2005, when it was in default. Interest of 7% started January 2, 2005 and is due along with principal balance in equal monthly installments over eighteen months commencing upon Invicta obtaining additional equity funding, of which there is no assurance.

Invicta has sold Casino Rated Players Inc to Casino Players Inc as of September 30, 2005. William Forhan is CEO of Casino Players Inc. and CEO of Invicta. Forhan did not represent Invicta when negotiations for completion of the sale. Forhan represented Casino Players Inc, and two Directors of Invicta represented Invicta's interest. Invicta received 4,000,000 of common shares of Casino Players Inc, and Casino Players acquired the Deferred Compensation of $43,000 from Invicta and the website of Casino Rated Players, a subsidiary.

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
	Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates previously filed in a Registration on Form SB-2, Commission File No. 333-102555

               ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Audit fees billed to the Company by Baum & Company, P.A. ("Joel Baum") for auditing the Company's annual consolidated financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 were $15,000 and $12,500, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

All other fees, including tax services, billed by Baum & Company, P.A. with respect to the financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 were $8,900 and $8,000, respectively.

Audit Committee Pre-Approval

The Board of Directors of Invicta appointed Joel Baum & Co., P.A., Certified Public Accountants as independent public accountant of Invicta for the years 2006 and 2007 and approved all of the services described above in this Item
14. The Board of Directors has determined that the payments made to its independent certified public accountant for these services are compatible with maintaining such auditor's independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

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

INVICTA GROUP INC.


By:	/s/ William G. Forhan 		Date:	April 8, 2008
William G. Forhan
Co-Chief Executive Officer and President


By:	/s/ Richard David Scott		Date:	April 8, 2008
Richard David Scott
Co-Chief Executive Officer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE				DATE

/s/ William G. Forhan	Co-Chief Executive Officer,	April 8, 2008
William G. Forhan	President and Director



/s/ Richard David Scott Co-Chief Executive Officer,	April 8, 2008
Richard David Scott	Chief Operating Officer,
			Principal Accounting and
			Financial Officer and Director