Form 10-Q
period 2008-03-31
INVICTA GROUP INC
filed 2008-05-15
CIK 1212570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934.

For the Quarter ended March 31, 2008.

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 			[ ]
Accelerated filer 				[ ]
Non-accelerated filer
(Do not check if smaller reporting company) 	[ ]
Smaller reporting company 			[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [ X ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [  ]      No [  ]
Not applicable.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of May 6, 2008 was 62,700,000.

                              INDEX TO FORM 10-Q

 									Page No.
PART I

ITEM 1. Condensed Consolidated Financial Statements			3

 	Balance Sheet							3
 	Statements of Operations					4
 	Statements of Cash Flows					5
 	Notes to Financial Statements					6-9

ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations							10

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	11

ITEM 4T. Controls and Procedures					12

PART II

ITEM 1. Legal Proceedings						13

ITEM 1A.  Risk Factors							13

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13

ITEM 3. Defaults Upon Senior Securities					13

ITEM 4. Submission of Matters to a Vote of Security Holders		13

ITEM 5.  Other information						14

ITEM 6. Exhibits							14

Signatures								15

PART I

ITEM 1. FINANCIAL STATEMENTS

                       INVICTA GROUP INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                March 31, 2008

                                    ASSETS

Current assets:
  Accounts receivable						$2,500
								------------
    Total current assets					2,500

Property and equipment, net of accumulated depreciation
  of $59,216							20,335

Other assets:
  Other								1,500
								------------
    Total other assets						1,500
								------------
      Total assets						$24,335
								============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Bank overdraft						$1,956
  Convertible debentures					435,079
  Accounts payable and accrued liabilities			548,228
  Accounts payable and accrued liabilities
   - discontinued operations 					779,129
  Notes payable  - shareholders					193,141
  Accrued compensation						217,754
								------------
    Total current liabilities					2,175,287
								------------

Shareholders' equity (deficit)
  Preferred stock series C par value $1.00, 480,000 shares
   authorized; 465,000 issued and outstanding			465,000
  Preferred stock series D par value $1.00, 100,000 shares
   authorized; 100,000 issued and outstanding			100,000
  Preferred stock series E par value $1.00, 266,666 shares
   authorized; 266,666 issued and outstanding			266,666
  Common stock, par value $ .0001,  1,000,000,000 shares
   authorized, 19,265,883 issued and outstanding		1,927
  Additional paid in capital					5,168,300
  Accumulated deficit						(8,152,846)
								------------
    Total shareholders' deficit					(2,150,953)
								------------
      Total liabilities and shareholders' deficit		$24,335
								============

          See accompanying notes to consolidated financial statements

                       INVICTA GROUP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

									2008		2007
									--------------- ---------------

Revenues earned								$10,399		$13,124

Selling, general, and administrative expenses				166,977		257,071
									--------------- ---------------

Income (loss) from operations before other income and expense		(156,578)	(243,947)

Other income and (expense)
  Interest income							0		0
  Interest expense - related parties					(3,500)		(4,425)
  Interest expense							(2,945)		(8,587)
  Beneficial interest expense						(14,937)	(36,066)
									--------------- ---------------

Net income (loss) before provision for income taxes			(177,960)	(293,025)

Provision for income taxes						-		-
									--------------- ---------------

Net income (loss)							$(177,960)	$(293,025)
									=============== ===============

Net income (loss) per share weighted average share, basic
  and diluted								($0.05)		($8.98)
									=============== ===============

Weighted average shares outstanding, basis and diluted			3,249,049	32,615
									=============== ===============


          See accompanying notes to consolidated financial statements

                       INVICTA GROUP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

									2008		2007
									--------------- ---------------

Net income								$(177,960)	$(293,025)
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation								1,875		1,875
  Amortization								775		12,905
  Stock issued for services						19,610		41,500
  Beneficial interest							14,937		0
  Changes in assets and liabilities:
    Accounts receivable and prepaid expenses				(2,500)		6,425
    Advances to affiliates						-		15,000
    Other assets							-		0
    Bank overdraft							1,956
    Accounts payable and accrued liabilities				75,348		71,834
									--------------- ---------------
      Total funds provided by operating activities			(65,959)	(143,486)
									--------------- ---------------


Capital asset expenditures						-		-
									--------------- ---------------

Funds provided by financing activities
Proceeds from long term debt						59,750		144,264
Payments on long term debt								(5,512)
									--------------- ---------------
  Total funds provided by financing activities				59,750		138,752
									--------------- ---------------

  Net change in cash and cash equivalents				(6,209)		(4,734)

  Cash and cash equivalents, beginning of period			6,209		12,960
									--------------- ---------------

  Cash and cash equivalents, end of period				-		$8,226
									=============== ===============

Additional Cash Flow Information:
  Cash paid during the period for:
  Interest								$-		$3,425
									=============== ===============
  Income taxes								$-		$-
									=============== ===============

Non-Cash Activities:
Stock issued for redemption of Preferred B stock			$-		$175,000
									=============== ===============
Stock issued for payments on convertible debentures			$23,393		$157,323
									=============== ===============

          See accompanying notes to consolidated financial statements

                      INVICTA GROUP, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2008
                                   UNAUDITED

NOTE 1.   BASIS OF PRESENTATION

ORGANIZATION AND CAPITALIZATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

SIGNIFICANT ACCOUNTING POLICIES:
In preparing our unaudited consolidated condensed financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.


NOTE 2.   INCOME PER SHARE

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

NOTE 3.  NOTES PAYABLE - SHAREHOLDERS

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

NOTE 4 - EQUITY

Preferred Stock
The board of directors is authorized to determine, without stockholder approval, the designations, rights, preferences, powers and limitations of the Company's 50,000,000 shares of authorized preferred stock. The Company has designated 480,000 shares as preferred stock series C, par value $1.00 per share; each share is convertible into common shares totaling an amount equal to fair market value of the common shares for the preferred share at par value on the day such preferred stock is converted. The Company has designated 100,000 shares as preferred stock series D, par value $1.00 per share; each share is convertible into .14 common shares. The Company has designated
266.666 shares as preferred stock series E, par value $1.00 per share; each share is convertible into 200 common shares.

On March 7, 2008 the Company's Board authorized and issued 266,666 shares of preferred stock series E in exchange for $160,000 of deferred compensation.

Common Stock
On January 2, 2008, the Company issued 18,248 shares of its common stock as compensation for consulting services. A charge of $100 was recorded for the three months ended March 31, 2008, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On January 21, 2008 the Company converted $2,800 of convertible debt into 350,000 shares of common stock in accordance with the terms of the convertible debenture agreement. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On February 21, 2008 the Company converted $2,000 of convertible debt into 400,000 shares of common stock in accordance with the terms of the convertible debenture agreement. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On March 8, 2008, the Company issued 5,000 shares of its common stock as compensation for consulting services. A charge of $10 was recorded for the three months ended March 31, 2008, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On March 24, 2008, the Company issued 2,750,000 shares of its common stock in settlement of $8,250 of shareholder loans. The common stock was valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On March 31, 2008, the Company issued 4,100,000 shares of its common stock as compensation for consulting services. A charge of $19,500 was recorded for the three months ended March 31, 2008, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

During the first quarter of 2008 the Company converted $18,593 of convertible debt into 8,320,000 shares of common stock in accordance with the terms of the convertible debenture agreement. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

Stock Warrants
In connection with the issuance of the certain convertible debentures, the debenture holder received a warrant to purchase 6,000 shares of common stock for a price of $500.00 per share. No value was assigned to the warrants in that there was no intrinsic value at the date of issuance.

Stock Options
A total of 7,765 stock options were granted to employees, non-employee directors, officers, or consultants during the year ended December 31, 2004. A total of 6,160,000 stock options were granted to employees, non-employee directors, officers, or consultants during the three months ended March 31, 2008 valued at $24,640.


At December 31, 2004, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123R. The compensation cost that has been charged against income for this plan is $24,640 and $0 for the three months ended March 31, 2008 and 2007.


Stock options outstanding and exercisable at March 31, 2008 are as follows

										Options Outstanding
								Weighted Average		Weighted Average
Range of Exercise Price		Shares Outstanding		Exercise Price			Remaining Life
$12,500 to $.004		6,167,765			$.004				3.00

NOTE 5:   EMPLOYMENT AGREEMENTS AND DEFERRED OFFICER'S COMPENSATION

The Company entered into employment agreements with its Chief Executive Officer and Chief Operating Officer. The agreements are automatically renewed each year. The annual base salary of each officer will be $120,000. Each officer will be paid for equity funding equal to 5% of funding.

The Company has accrued for each officer's salaries in deferred officers' compensation with a balance of $217,754 at March 31, 2008.


NOTE 6:   RELATED PARTY TRANSACTIONS

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


NOTE 7:   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses of approximately $8,152,846 since inception and the Company had negative working capital of $2,172,787 at March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition to the assumption regarding increased revenues, the Company's management has raised approximately $59,750 during the three months ended March 31, 2008 in funding from its securities purchase agreement with Golden Gate Investors, Inc. Invicta estimates it will need $500,000 additional funding for working capital over the next twelve months.

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


NOTE 8- INTERNAL CONTROLS

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports. Presently, we will become subject to compliance with SOX 404 for our fiscal year ending December 31, 2008. The independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. We have yet to begin evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, as presently required. During 2008 we expect to expend significant resources in developing the necessary documentation and testing procedures
required by SOX 404.    In the event we identify significant deficiencies or
material weaknesses in our internal controls that we cannot remedy in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007.

Revenues for the three months ended March 31, 2008 were $10,399 compared with $13,124 for the three months ended March 31, 2007. This represents a decrease of $2,725 from 2007. The decrease is due to fewer customers contracting for advertising campaigns for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Operating expenses for the three months ended March 31, 2008 were $166,977 compared with $257,071 for the three months ended March 31, 2007. This represents an decrease of $90,094 from 2007. The decrease is due to the write off of a bad debt during the three months ended March 31, 2007 of amounts advanced to Maupintour LLC during the period of $73,000. For the three months ended March 31, 2008 the major expenses were as follows: Payroll $84,640; Professional fees $33,785. The three months ended March 31, 2007 major expenses were: Payroll $60,000; Professional fees $30,198; Write of loan to Maupintour $73,000.

Net other income/expense was an expense of $21,382 for the three months ended March 31, 2008 which is attributed to interest expense, compared with net other expense of $49,078 for the three months ended March 31, 2007, a decrease of $27,696. The decrease is attributable to the decrease in beneficial interest expense on the Company's convertible debentures.

The net loss for the three months ended March 31, 2008 was $177,960, compared with a net loss of $293,025 for the three months ended March 31, 2008, representing a decrease of $115,065.

Liquidity and Capital Resources

The Company had a working capital deficit of $2,188,942 at March 31, 2008.

Net cash used in operating activities was $65,958 for the three months ended March 31, 2008, as compared to $143,486 for the three months ended March 31, 2007. The primary use of cash from operations in 2008 was to fund operations.

Net cash provided by financing activities was $59,750 for the three months ended March 31, 2008, as compared to $138,752 for the three months ended March 31, 2007. The Company issued $59,750 of convertible notes in 2008.

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

Going Concern Concerns

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses of approximately $8,152,846 since inception and the Company had negative working capital of $2,172,787 at March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Inflation

Inflation rates in the United States have not had a significant impact on operating results for the periods presented.

Off-Balance Sheet Transactions

At no time during the three months ended March 31, 2008 did the Company have any relationships with unconsolidated entities or financial partnerships, including as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Internal Control Issues

The Company evaluated, under the supervision and with the participation of the Company's management (including its chief executive officer and with its chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon their evaluation of such disclosure controls and procedures, the Company's chief executive officer and chief financial officer have concluded as of March 31, 2008 that such controls did operate as designed and would alert them on a timely basis to any material information relating to the Company required to be included in the Company's periodic SEC filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A. Company is a smaller reporting company as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting - Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None at this time.

ITEM 1A. RISK FACTORS

N/A. Company is a smaller reporting company as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 7, 2008 the Company's Board authorized and issued 266.666 shares of preferred stock series E in exchange for $160,000 of deferred compensation.

Common Stock
On January 21, 2008 the Company converted $2,800 of convertible debt into 350,000 shares of common stock in accordance with the terms of the convertible debenture agreement. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On February 21, 2008 the Company converted $2,000 of convertible debt into 400,000 shares of common stock in accordance with the terms of the convertible debenture agreement. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On March 8, 2008, the Company issued 5,000 shares of its common stock as compensation for consulting services. A charge of $10 was recorded for the three months ended March 31, 2008, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On March 24, 2008, the Company issued 2,750,000 shares of its common stock in settlement of $8,250 of shareholder loans. The common stock was valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

On March 31, 2008, the Company issued 4,100,000 shares of its common stock as compensation for consulting services. A charge of $19,500 was recorded for the three months ended March 31, 2008, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

During the first quarter of 2008 the Company converted $18,593 of convertible debt into 8,320,000 shares of common stock in accordance with the terms of the convertible debenture agreement. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None at this time.

ITEM 5.  OTHER INFORMATION

None at this time.

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


INVICTA GROUP INC.


By: /s/ William G. Forhan			May 15, 2008
William G. Forhan
Chief Executive Officer and President


By: /s/ Richard David Scott			May 15, 2008
Richard David Scott
Chief Financial Officer