Form 10-Q
period 2008-06-30
INVICTA GROUP INC
filed 2008-08-19
CIK 1212570

MB APPROVAL
                                                 ----------------------------
                                                 OMB Number:        3235-0070
                                                 Expires:     August 31, 2008
                                                 Estimated average burden
                                                 Hours per response    192.00

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

____________________________to______________________________________

Commission File Number: 333-102555

                              INVICTA GROUP, INC.
            (Exact name of Registrant as specified in its charter)

                   Nevada                            91-2051923
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)

          1165 North Clark Street, Suite 410 Chicago, Illinois 60610
              (Address of principal executive offices - Zip Code)

                                (312) 867-0033
             (Registrant's telephone number, including area code)

     2400 East Commercial Boulevard, Suite 618, Fort Lauderdale, FL 33308
                         ____________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]
Accelerated filer 		[ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]
Smaller reporting company 	[X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]             No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]             No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On June 30, 2008, 225,965,883 shares of the issuer's common stock were outstanding.


                         PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.


                    MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR INVICTA GROUP, INC., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, RISKS ASSOCIATED WITH A SMALL COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

As used herein, the term "the Company," "we," "us," and "our" refer to Invicta Group, Inc., a Nevada corporation unless otherwise noted.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background

Our business in recent years has been focused on developing and marketing the use of certain websites and generating advertising revenues from advertising sold to travel companies in the form of tile ads, banner ads, top destinations on our home page or advertisements on other internal pages. We have also market email newsletters to approximately 24 million people through dedicated emails.

While we believe that this business continues to offer revenue opportunities for us, we continue to look for opportunities to improve and further enhance the content and functionality of our websites and, at the same time, to take whatever steps that we can to increase the amount of internet traffic at these sites by cross promoting our current sites and email lists while we try to sell to more potential clients.

To that end and as our financial circumstances and market opportunities allow, we have added the ability to actually book all types of travel from our sites with different affiliate programs (Expedia, hotels.com, hotwire, etc.) and, wherever possible, we earn commissions by selling travel services through our websites using these affiliate programs.

We are also using our magazine to help cross promote traffic to our web sites by adding a travel image section in print and online.

As disclosed in our June 27, 2008 Form 8-K, on June 27, 2008 we purchased certain "City Book Savings" assets from Image Worldwide, Inc. These assets included the following (the "Assets"):

(a)	City Book Savings Website: www.CityBooksavings.com;

(b)	Domain name - www.CityBooksavings.com;

(c)	Database of clients; and

(d)	Future business.

The Assets were acquired from Image Worldwide, Inc. (the "Seller") in exchange for our issuance of 5,000,000 shares of our newly-designated Series G Preferred Stock (the "Series G Stock"). Each share of the Series G Preferred Stock has 1,000 votes per share (and is entitled to vote with our Common Stock on all matters submitted to our common stockholders), is convertible into 1,000 shares of our common stock, and has a liquidation right to 1,000 shares of our Common Stock. We did not assume any liabilities of the Seller in purchasing the Assets.

The acquisition of the Assets was also accompanied by the resignation of our existing officers and directors and the election of Paul Sorkin as our new President, Chief Executive Officer, Secretary, Chief Financial Officer, and Chairman of the Board. Currently, Paul Sorkin, age 37, is the sole officer and director of our Company. As reported in the Form 8-K dated June 27, 2008, from 2007 to the present, Mr. Sorkin has served as Chief Executive Officer and General Counsel at Image Worldwide, Inc. From 2005 to 2007 Mr. Sorkin has served as Chief Executive Officer and General Counsel at Image Nationwide, Inc. From 1996 to 2004, he served as Chief Operating Officer and General Counsel at S & B Collectibles. He holds a B.A. degree from the University of Illinois (1993) and a J.D. degree from Chicago Kent College of Law (1996).

As set forth in the Form 8-K dated June 27, 2008, the acquisition was also accompanied by other additional collateral agreements that we entered into with our former officers and directors in settlement of certain obligations that we have to them and others relating to consulting services to be provided in the future. While we have continued to operate our offices in Las Vegas, Nevada, we also assigned our rights to the lease of our offices in Florida to our former President and Chairman, William G. Forhan.

By acquiring the Assets from Image Worldwide, Inc. and sharing all our resources we have developed an internal division that offers print advertising in direct mailing coupon books called "City Book Savings." To the extent that we are able, we seek to add advertising opportunities on that website as well. We view this venture as having similarities to a mini magazine upscale coupon book with each quarterly coupon book offerings of discount coupons for restaurants, automobile service providers, clothing stores, lounges, health clubs, and the like. We anticipate that we may be able to utilize the direct mailing of these books to also cross-promote the marketing of travel services and our travel-oriented web sites as well.

Initially and in an effort to develop our plans further, we plan to undertake the offering of these coupon books in one zip code area to start. Our plan is to saturate that geographic market by mailing the "City Book Savings" book to every address in the zip code and, as circumstances allow, we plan to enter other zip code market areas depending on sales efforts in other zip code markets.

We also have plans to develop a new division to be called Tickethotlink.com. To the extent that we are able, we intend to cross promote Tickethotlink.com with Travelhotlink.com and the other hotlink sites. We anticipate that this internet website product will be designed to offer travelers or anyone that comes to the site the opportunity to buy tickets to any sporting event, concert, or special event around the country. The software and associations we plan to use is designed to allow us to sell tickets to potentially thousands of events on consignment basis in exchange for commissions earned on ticket sales originating or through our website.

We continue to assess and evaluate the marketing channels utilized in the travel and entertainment industry. In so doing we may, as our financial resources and opportunities allow, consider other possible acquisition opportunities in the travel and entertainment industry. We may also change and refine our websites and the marketing efforts that we take which may serve to increase our online traffic at our websites and overall database that may allow us to offer other products and services in the future.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues for the six months ended June 30, 2008 were $26,724 compared with $54,013 for the six months ended June 30, 2007. This represents a decrease of $27,289 from 2007. The decrease is due to fewer customers contracting for advertising campaigns for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Operating expenses for the six months ended June 30, 2008 were $281,229 compared with $535,267 for the six months ended June 30, 2007. This represents a decrease of $254,038 from 2007. The decrease is primarily due to the write off of a bad debt during the six months ended June 30, 2007 of amounts advanced to Maupintour LLC during the period of $118,000. The remainder of the decrease is due to a decrease in operational expenses due to a reduction in overall sales volume.

Net other income/expense was an expense of $2,006,445 for the six months ended June 30, 2008 which is attributed to a $2,000,000 valuation allowance on acquired assets and interest expense, compared with net other expense of $98,705 for the six months ended June 30, 2007, an increase of $1,907,740.
The increase is attributable to the valuation allowance on acquired assets.

The net loss for the six months ended June 30, 2008 was $2,260,950, compared with a net loss of $579,959 for the six months ended June 30, 2007, representing a decrease of $1,680,991.

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues for the three months ended June 30, 2008 were $16,325 compared with $40,989 for the three months ended June 30, 2007. This represents a decrease of $24,664 from 2007. The decrease is due to fewer customers contracting for advertising campaigns for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Operating expenses for the three months ended June 30, 2008 were $114,252 compared with $293,296 for the three months ended June 30, 2007. This represents a decrease of $179,044 from 2007. The decrease is primarily due to the write off of a bad debt during the three months ended June 30, 2007 of amounts advanced to Maupintour LLC during the period of $45,400 and $60,000 of payroll expense which was suspended in the second quarter of 2008. The remainder of the decrease is due to a decrease in operational expenses due to a reduction in overall sales volume.

Net other income/expense was an expense of $2,000,000 for the three months ended June 30, 2008 which is attributed to a $2,000,000 valuation allowance on acquired assets, compared with net other expense of $49,627 for the three months ended June 30, 2007, an increase of $1,950,373. The increase is attributable to the valuation allowance on acquired assets.

The net loss for the three months ended June 30, 2008 was $2,097,927, compared with a net loss of $301,934 for the three months ended June 30, 2007, representing a decrease of $1,795,993.

Liquidity and Capital Resources

The Company had a working capital deficit of $441,132 at June 30, 2008.

Net cash used in operating activities was $71,517 for the six months ended June 30, 2008, as compared to $313,714 for the six months ended June 30, 2007. The primary use of cash from operations in 2008 was to fund operations.

Net cash provided by financing activities was $120,060 for the six months ended June 30, 2008, as compared to $323,965 for the six months ended June 30, 2007. The Company issued $120,060 of common stock in 2008.

The Company's present intentions are to continue selling debt or equity securities to cover its operating expenses, however, the Company may not be able to obtain additional funds needed for working capital and operations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our operations and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of our common stock could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

Risks Related to the Company's Operations

We require additional funding which may not be available. If we are unable to obtain necessary financing on acceptable terms, we may have to curtail our current or planned operations.

We require additional funding to implement our business plan. Advertising, marketing, and promotional efforts to increase the stature and traffic volume to our web sites will require significant financial expenditures and likely lead to losses and negative cash flow for a considerable period. If we are not successful in obtaining additional capital, we may have to curtail operations or postpone plans indefinitely.

We have limited management and limited staff resources to manage our business.

We have one officer and one director, Paul Sorkin and we have no present plans to increase our management and staff at the present time. While we believe that this policy is prudent and appropriate in our circumstances, the lack of additional officers, directors, and additional support staff serves to limit our ability to conduct in-depth evaluations of our business, our strategy, our competitive environment, and other critical aspects of our business. As a result, we may be successful in correctly identifying competitive and industry trends or, for that matter, in developing strategies that will respond effectively to the ever-changing competitive environment.

We have no "key man" life insurance on the life of Paul Sorkin .

Currently, we maintain no "key man" life insurance on the life of Paul Sorkin and we have no plans to purchase any such insurance in the future. In the event that Mr. Sorkin becomes ill or incapacitated or in the event of his death, we may be exposed to significant and protracted losses.

Risks Related to the Company's Common Stock

Our Common Stock is traded on a limited and sporadic basis and the price of our Common Stock is much lower than that of other common stocks of other smaller public companies.

Our Common Stock is traded on the Electronic Bulletin Board only a limited and sporadic basis. To the extent that we are able we will take steps that may allow the stock to achieve greater liquidity and tradability in the market, our stock price is trading level is much lower than that of other smaller public companies. This will likely continue to limit the attractiveness of our Common Stock and also limit the interest that investors and the overall market may have in our Common Stock. For these and other reasons, we cannot assure you that our stock will ever increase in value.

We have issued and outstanding a significant number of Common Stock Purchase Warrants and Options and shares of Preferred Stock. These securities will dilute and limit the rights and influence of the holders of our Common Stock.

As a result of our past financing activities, our past compensation arrangements with our officers, and the recent acquisition of the "City Book Savings" assets from Image Worldwide, Inc., we have outstanding 5,000,000 shares of our Series G Preferred Stock (each with 1,000 votes per share), 53,332 shares of our Series H Preferred Stock, together with 5,000,000 Common Stock Purchase Warrants, and 6,160,000 Common Stock Purchase Options. These outstanding securities together with any shares of our Common Stock that are issued upon conversion of the $320,671 Promissory Note previously issued to a former director, William G. Forhan (and which is to be assigned) together with the amounts we owe to Golden Gate Investors, may result in a large increase in our Common Stock, further dilution to our existing stockholders, and a further diminution in the extent of control and influence that our existing stockholders have over the Company's affairs.


Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2008, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

While we have had a complete turnover in our Board of Directors and elected a new President and Chief Executive Officer effective June 27, 2008, there were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.  Risk Factors.

In General. The purchase of shares of our common stock is very speculative and involves a very high degree of risk. As a small company, our business organization and structure all involve elements of risk. In many instances, these risks arise from factors over which we will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm.

1)	The market price of our common stock may fluctuate significantly.

	The market price of our common shares may fluctuate significantly in response to factors, many of which are beyond our control, such as:

*	the announcement of new technologies by us or our competitors;

*	quarterly variations in our and our competitors' results of operations;

*	changes in earnings estimates or recommendations by securities analysts;

*	developments in our industry;

*	general market conditions and other factors, including factors unrelated to our own operating performance;

*	changing regulatory exposure, laws, rules and regulations which may change; and

*	tax incentives and other changes in the tax code.

	Further, the stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common shares, which could cause a decline in the value of our common shares. You should also be aware that price volatility might be worse if the trading volume of our common shares is low.

2)	Trading of our common stock is limited.

	Our Common Stock is traded only on the Bulletin Board. Trading in our stock has historically been limited and sporadic with no continuous trading market over any long or extended period of time. This has adversely effected the liquidity of our common stock, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. There will likely be only limited liquidity and investors will not likely have the ability to purchase or sell our common stock in any significant quantities. This too will sharply limit interest by individual and institutional investors.

3)	Limited Financial Resources and Future Dilution

	We are a small company and we have limited financial resources. While we believe that we have some growth opportunities, we cannot assure you that we will be successful in obtaining additional financial resources to meet our financial needs or, we are successful in doing so, that we can obtain such financial resources on terms that are reasonable in light of our current financial circumstances. Further, the existing debt securities that we have issued, including, but not limited to the Note previously issued to Mr. William G. Forhan (and later assigned to a third party) and the convertible debt issued to an institutional investor will result in our issuance of additional shares of our Common Stock which will further dilute our existing stockholders.

4)	Control by Image Worldwide, Inc.

	As a result of the Agreement with Image Worldwide, Inc., on June 27, 2008 control over our Company passed to Image Worldwide, Inc., a Colorado corporation. The Chief Executive Officer of Image Worldwide, Inc. is Paul Sorkin who is also currently our President, Chief Executive Officer and Chairman of the Board. Since Image Worldwide, Inc. owns 5,000,000 shares of our newly-designated Series G Preferred Stock and each share has the right to 1,000 voting rights and to vote and on all matters submitted to the holders of our Common Stock, they effectively hold 95.71% of the outstanding voting rights. On this basis, persons who acquire our common stock have no real ability to have any influence or control over the Company, its affairs, or its future direction.


5)	Limited Management, Lack of Key Man Life Insurance, & Limited Internal
Evaluation of Business Strategy.

Our sole officer and director is Paul Sorkin. We have no other officers or directors. While we believe that our current management structure is suitable to our needs and the requirements of our business, we have no present plans to increase our executive management in the near future. We also do not have and have no present plans to obtain, any key man life insurance on the life of Paul Sorkin. In the event of his disability or death, we may be exposed to significant and protracted costs and expenses in obtaining appropriate and suitable managerial resources. Finally, because we are primarily dependent upon Paul Sorkin, our business strategy is largely dependent upon decisions and evaluations made by him.

6)	Outstanding Debt, Convertible Debt, Options and Warrants

	We have a significant amount of debt owed to our creditors and as a result of the acquisition of the Assets from Image Worldwide, Inc. we anticipate that holders of our convertible debt and holders of certain common stock purchase options and warrants will likely exercise their right to acquire shares of our Common Stock. In the case of the holders of our debt and convertible debt, we anticipate that these holders will exercise their rights and seek to avail themselves of their right to claim the exemption provided by Rule 144 of the Securities Act of 1933 ("Rule 144"). In that event, it is likely that there may be significant re-sales of our Common Stock and this may limit or depress the price of our Common Stock. Further, a large portion of our outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a non-Affiliate person holding restricted securities for a period of six months may have the restricted legend removed Possible or actual sales of our by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

7)	Risks of Low Priced Stocks.

Our common stock has only limited and sporadic trading on the Bulletin Board. As a result and due to the limited and sporadic trading market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.

Under this rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.

Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less then $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increased in NASDAQ's maintenance requirements.

The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As reported in our Form 8-K, dated June 27, 2008 and previously filed with the Commission, we entered into the Asset Purchase Agreement (the "Agreement") with Image Worldwide, Inc. While the Agreement primarily concerned the purchase of the Assets from Image Worldwide, Inc., the Agreement also included other provisions (as disclosed in the above Form 8-K) relating to our issuance of certain securities, as follows:

(A)	In exchange for certain Series C Preferred Stock issued to or issuable to Mr. Forhan and Mr. Scott, we agreed to grant the following Common Stock Purchase Warrants (the "Warrants"): 2,473,120 Warrants to Mr. William G. Forhan; 1,451,612 Warrants to Mr. Richard David Scott; and 1,075,268 Warrants to Ms. Mercedes Henze. All of the Warrants are to be issued with a restricted securities legend pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933.

(B)	We confirmed our prior issuance of the following Common Stock Purchase
Options (the "Options"): 4,000,000 Options to Mr. William G. Forhan, a Director; 2,000,000 Options to Mr. Richard David Scott, a Director; and 160,000 Options to Mercedes Henze, an officer. All of the Options are to be issued with a restricted securities legend pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933.

(C)	We agreed that all of the Series E Preferred Stock issued to or issuable to Mr. William G. Forhan, a Director and to Mr. Richard David Scott, a
Director are to be exchanged for our issuance of 26,666 shares of our Series H Preferred Stock to Mr. Forhan and for our issuance of 26,666 shares of our Series H Preferred Stock to Mr. Scott, respectively. All of the shares of the Series H Preferred Stock are to be issued with a restricted securities legend pursuant to a claim of exemption under Section 4(2) of the Securities Act o0f 1933.

(D)	We agreed to allow William G. Forhan the right to assign a $320,671
Promissory Note (dated September 30, 2002 and previously issued by the Company) (the "Note") to a party designated by Image Worldwide, Inc.. We have been informed that the Note has been assigned to a third party and we have subsequently agreed to amend the terms of the Note so that the Note may be converted, at the option of the holder of the Note, into shares of our Common Stock at a price equal to $0.00005 per share.

All of the above transactions were completed without the use of an underwriter. And, further the transactions and the agreements were completed directly without any intermediary. In each case, we claimed that the transactions satisfied the requirements to the statutory exemption provided by
Section 4(2) of the Securities Act of 1933 since:

(1) each person acquiring the securities had received information, business and financial documents, and other disclosures regarding the Company and management equivalent to that found in a registration statement;

(2) each person acquiring the securities had a full and unrestricted opportunity to ask questions of the Company's officers and directors and to receive answers to all such questions;

(3) each person acquiring the securities, as an officer and/or director of the Company was, at the time of the transaction, an Accredited Investor who is experienced and sophisticated in investment transactions made with small public companies;

(4) each person acquiring the securities understood that they were acquiring the securities as "restricted securities," for investment purposes only and not with a view toward their resale; and

(5)	the transaction with each person who purchased our securities was not the product of any general solicitation or advertising but was the result of a pre-existing business relationship.
On this basis, we relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 and we did not receive any proceeds from any of these transactions.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

        Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the	Sarbanes-Oxley Act of 2002 of Chief Financial Officer

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INVICTA GROUP, INC.



Date:  August 19, 2008             BY:  /s/ Paul Sorkin
                                   PAUL SORKIN
                                   Chief Executive Officer


Date:  August 19, 2008             BY:  /s/ Paul Sorkin
                                   PAUL SORKIN
                                   Chief Financial Officer

                       INVICTA GROUP INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2008

                                    ASSETS

Current assets:
  Cash and cash equivalents						$54,752
									--------------
    Total current assets						54,752
									--------------

      Total assets							$54,752
									==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Convertible debentures						$151,295
  Accounts payable and accrued liabilities				41,555
  Other notes payable							303,034
									--------------
    Total current liabilities						495,884
									--------------

Commitments and contingencies	-

Shareholders' equity (deficit)
  Preferred stock series G par value $.0001, 50,000,000 shares
   authorized; 5,000,000 issued and outstanding				500
  Preferred stock series H par value $.0001, 50,000,000 shares
   authorized; 53,332 issued and outstanding				5
  Common stock, par value $ .0001,  1,000,000,000 shares
   authorized, 225,965,883 issued and outstanding			22,597
  Additional paid in capital						9,772,502
  Accumulated deficit							(10,236,736)
									--------------
    Total shareholders' deficit						(441,132)
									--------------
      Total liabilities and shareholders' deficit			$54,752
									==============

          See accompanying notes to consolidated financial statements

                       INVICTA GROUP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

  									2008		2007
									--------------	--------------

Revenues earned								$16,325		$40,989

Selling, general, and administrative expenses				114,252		293,296
									--------------	--------------

Income (loss) from operations before other income and expense		(97,927)	(252,307)

Other income and (expense)
  Interest expense - related parties					-		(4,400)
  Interest expense							-		(45,227)
  Valuation allowance on aquired assets					(2,000,000)	-
									--------------	--------------

Net income (loss) before provision for income taxes			(2,097,927)	(301,934)

Provision for income taxes						-		-

Net income (loss)							$(2,097,927)	$(301,934)
									==============	==============

Net income (loss) per share weighted average share, basic
  and diluted								($0.02)		($2.10)
									==============	==============

Weighted average shares outstanding, basis and diluted			106,919,216	143,972
									==============	==============


          See accompanying notes to consolidated financial statements

                       INVICTA GROUP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

  									2008		2007
									--------------	--------------

Revenues earned								$26,724		$54,013

Selling, general, and administrative expenses				281,229		535,267
									--------------	--------------

Income (loss) from operations before other income and expense		(254,505)	(481,254)

Other income and (expense)
  Interest expense - related parties					(3,500)		(8,825)
  Interest expense							(2,945)		(89,880)
  Valuation allowance on acquired assets				(2,000,000)	-
									--------------	--------------

Net income (loss) before provision for income taxes			(2,260,950)	(579,959)

Provision for income taxes						-		-
									--------------	--------------

Net income (loss)							$(2,260,950)	$(579,959)
									==============	==============

Net income (loss) per share weighted average share, basic
  and diluted								($0.04)		($6.55)
									==============	==============

Weighted average shares outstanding, basis and diluted			54,877,067	88,601
									==============	==============



          See accompanying notes to consolidated financial statements

                       INVICTA GROUP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

  									2008		2007
									--------------	--------------

Net income (loss)							(2,097,927)	$(579,959)
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation								3,750		3,750
  Amortization								1,550		25,810
  Stock issued for services`						19,610		96,125
  Valuation allowance on purchased asset				2,000,000	-
  Changes in assets and liabilities:
    Accounts receivable and prepaid expenses				-		(99,048)
    Advances to affiliates						-		-
   Other assets								1,500		(2,000)
    Bank overdraft	-
    Accounts payable and accrued liabilities				-		241,608
									--------------	--------------
      Total funds provided by operating activities			(71,517)	(313,714)
									--------------	--------------


Capital asset expenditures						-		-
									--------------	--------------

Funds provided by financing activities
Proceeds from issuance of common stock					120,060		340,970
Payments on long term debt						-		(17,005)
									--------------	--------------
  Total funds provided by financing activities				120,060		323,965
									--------------	--------------

  Net change in cash and cash equivalents				48,543		10,251

  Cash and cash equivalents, beginning of period			6,209		12,960
									--------------	--------------

  Cash and cash equivalents, end of period				54,752		$23,211
									==============	==============

Additional Cash Flow Information:
  Cash paid during the period for:
  Interest								$6,445		$9,508
									==============	==============
  Income taxes								$-		$-
									==============	==============

Non-Cash Activities:
Stock issued for redemption of Preferred B stock			$-		$175,000
									==============	==============
Stock issued for payment of accounts payable				$-		$38,097
									==============	==============

The Company issued 5,000,000 shares of Preferred G stock for the acquisition of certain intangible assets.

          See accompanying notes to consolidated financial statements

                      INVICTA GROUP, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2008
                                   UNAUDITED

NOTE 1.   BASIS OF PRESENTATION

ORGANIZATION AND CAPITALIZATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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


NOTE 3:   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has incurred losses of approximately $10,236,736 since inception and the Company had negative working capital of $441,132 at June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that it will be able to generate cash sufficient to support its operations. Management believes that it can generate this cash and ultimately profits from advertising revenues on its website travelhotlink.com. Travel Hot Link has no involvement with the reservation; its revenues are generated from the Travel Supplier that advertises its travel products online. It is estimated that Travel Hot Link will reach a potential 24 million travel enthusiasts that are seeking travel bargains online.

In addition to the assumption regarding increased revenues, the Company's management has raised approximately $120,000 during the six months ended June 30, 2008 in funding from its securities purchase agreement with Golden Gate Investors, Inc. Invicta estimates it will need $200,000 additional funding for working capital over the next twelve months.

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

NOTE 4.   PURCHASE OF ASSETS

On June 27, 2008 we closed (the "Closing") on the acquisition of certain assets from Image Worldwide, Inc., a Colorado corporation (the "Seller") in accordance with the Asset Purchase Agreement (dated June 23, 2008) (the "Agreement").

  While the Agreement involved the purchase of certain assets from the Seller, the Agreement also included other transactional understandings and commitments as summarized below.

  In connection with the purchase of assets from the Seller, we acquired the following assets (the "Assets") in accordance with the Agreement:


(a)	City Book Savings Website  www.CityBooksavings.com;

(b)	Domain name - www.CityBooksavings.com;

(c)	Database of clients; and

(d)	Future business.

	The Assets were acquired from the Seller in exchange for our issuance of 5,000,000 shares of our newly-designated Series G Preferred Stock (the "Series
G Stock"). Each share of the Series G Preferred Stock has 1,000 votes per share (and is entitled to vote with our Common Stock on all matters submitted to our common stockholders), is convertible into 1,000 shares of our common stock, and has a liquidation right to 1,000 shares of our Common Stock. We did not assume any liabilities of the Seller in purchasing the Assets. This Series G Preferred Stock was valued at $2,000,000, the fair market value of the underlying common stock at the date of the transaction. The company took an immediate $2,000,000 valuation allowance against the computed value of the purchased assets.

The Seller, and its current officers and directors also agreed to the following additional understandings and commitments and as set forth in the Agreement. They are as follows.

	First, the Seller agreed to pay the sum of $27,500 to the Invicta Bank Account on or before the closing.

	Second, we entered into a consulting agreement with Mr. William G. Forhan, a Director, and agreed to pay him the sum of $36,250 within 30 days after the Closing and an amount equal to 12.50% of the net proceeds that we receive (after the bridge loans) from our future efforts to raise additional capital but no more than $62,500 during the 15 month period from and after the Closing. The term of the consulting agreement is nine months.

	Third, we entered into a consulting agreement with Mr. Richard David Scott, a Director, and agreed to pay him the sum of $36,250 within 30 days after the Closing and an amount equal to 12.50% of the net proceeds that we receive (after the bridge loans) from our future efforts to raise additional capital but no more than $62,500 during the 15 month period from and after the Closing. The term of the consulting agreement is nine months.

	Fourth, we agreed to transfer the lease (and all associated assets) for our current office in Florida to Mr. Forhan and Mr. Scott.

	Fifth and in exchange for certain Series C Preferred Stock issued to or issuable to Mr. Forhan and Mr. Scott, we agreed to grant the following Common Stock Purchase Warrants (the "Warrants"): 2,473,120 Warrants to Mr. William
G. Forhan; 1,451,612 Warrants to Mr. Richard David Scott; and 1,075,268 Warrants to Ms. Mercedes Henze. All of the Warrants are to be issued with a restricted securities legend pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933 since each of the above persons are officers and Directors of the Company and each has full and unrestricted access to all of our books and records sufficient to allow each to make an informed investment decision. The warrants were valued at $2,000. The Black-Scholes valuation model was used to determine the fair value of the warrants at the time of issuance

	Sixth, we confirmed the prior issuance of the following Common Stock Purchase Options (the "Options"): 4,000,000 Options to Mr. William G. Forhan, a Director; 2,000,000 Options to Mr. Richard David Scott, a Director; and 160,000 Options to Mercedes Henze, an officer. All of the Options are to be issued with a restricted securities legend pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933 since each of the above persons are officers and/or Directors of the Company and each has full and unrestricted access to all of our books and records sufficient to allow each to make an informed investment decision.

	Seventh, we agreed that all of the Series E Preferred Stock issued to or issuable to Mr. William G. Forhan, a Director and to Mr. Richard David Scott, a Director are to be exchanged for our issuance of 26,666 shares of our Series
H Preferred Stock to Mr. Forhan and for our issuance of 26,666 shares of our Series H Preferred Stock to Mr. Scott, respectively. All of the shares of the Series H Preferred Stock are to be issued with a restricted securities legend pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933 since each of the above persons are officers and Directors of the Company and each has full and unrestricted access to all of our books and records sufficient to allow each to make an informed investment decision.

	Eighth, we accepted the resignations of Mr. Forhan, Mr. Scott, and Ms. Henze, as officers and Directors of the Company and we elected Paul Sorkin as President, Chief Executive Officer, and Chairman of the Company.

	Ninth, Mr. Forhan, a Director, agreed to assign a $320,671 Promissory Note (dated September 30, 2002 and previously issued by the Company) (the "Note") to a party designated by the Seller. We have been informed that the
Note is to be assigned to a third party.

In addition section 2.4 of the agreement states that the Purchaser, the Seller, and each member of the Review Committee each acknowledge and agree that:

 "At Closing, the Purchaser shall be solely liable for the liabilities which shall include an aggregate of twelve thousand seven hundred eighty-five dollars ($12,785) of accrued and unpaid liabilities and the obligations owed to Golden Gate Investors". As a result of this provision the Company realized a debt reduction totaling $2,378,026 in connection with this purchase transaction.


NOTE 5 - EQUITY

Preferred Stock
The board of directors is authorized to determine, without stockholder approval, the designations, rights, preferences, powers and limitations of the Company's 50,000,000 shares of authorized preferred stock.

Issuance of Series G Preferred Stock

	As stated above, the Agreement required that we issue 5,000,000 shares of our newly-designated Series G Preferred Stock (the "Series G Stock") to the Seller. The issuance of the Series G Preferred Stock was in exchange for the purchase of the Assets (described above). In that respect:

(1)	We sold 5,000,000 shares of our Series G Stock;
(2)	All of the Series G Stock was issued to Image Worldwide, Inc.;
(3)	No underwriter, placement manager, broker-dealer, or finder was used in connection with the issuance of the Series G Stock;
(4)	No commissions or finders' fees were paid in connection with the issuance of the Series G Stock;
(5)	We acquired the following assets from Image Worldwide, Inc.:
(a) 	City Book Savings Website www.CityBooksavings.com;
(b) 	domain name -www.CityBooksavings.com;
(c) 	database of clients; and
(d) 	future business;
(6)	We did not receive any cash from the issuance of the Series G Stock;
(7)	We claimed the exemption provided by Section 4(2) of the Securities Act of 1933 since:

We have been assured that the management of Image Worldwide, Inc. are sophisticated and experienced in business and financial matters, we granted the management of Image Worldwide unrestricted access to our books and records, we made available our officers and directors for management's questions and answers, and we provided management with such disclosures regarding our affairs as would be equivalent to a registration statement. We also entered into the transaction with Image Worldwide, Inc. without any advertising or general solicitation and the Series G Preferred Stock certificates to be issued to Image Worldwide, Inc. are to be issued with a restricted securities legend.

Issuance of Series H Preferred Stock

	As part of the understandings and commitments given as part of the Agreement, and in exchange for certain Series E Preferred Stock issued to or issuable to Mr. Forhan and Mr. Scott:

(1)	We agreed to issue 26,666 shares of our Series H Preferred Stock to Mr.
Forhan and 26,666 shares of our Series H Preferred Stock to Mr. Scott.
(2)	No commissions or finders' fees were paid in connection with the issuance of the Series H Preferred Stock;
(3)	We did not receive any cash from the issuance of the Series H Preferred
Stock;
(4)	We claimed the exemption provided by Section 4(2) of the Securities Act of 1933 since each of the persons who acquired the Options were, at the time at which they acquired the Series H Preferred Stock, an officer and/or
Director of the Company. As such, we believe each is sophisticated and experienced in business and financial matters, each had unrestricted access to our books and records, each had a full opportunity to ask other members of management any questions and receive answers to said questions, and we took steps that each of them had such disclosures regarding our affairs as would be equivalent to a registration statement. Further, the issuance of the Series H Preferred Stock was undertaken without any advertising or general solicitation and the stock certificates are to be issued with a restricted securities legend.

Common Stock
Issuance of Common Stock Purchase Warrants

	As part of the understandings and commitments given as part of the Agreement, and in exchange for certain Series C Preferred Stock issued to or issuable to Mr. Forhan and Mr. Scott:

(1)	We agreed to grant the following Common Stock Purchase Warrants (the
"Warrants"): 2,473,120 Warrants to Mr. William G. Forhan; 1,451,612 Warrants to Mr. Richard David Scott; and 1,075,268 Warrants to Ms. Mercedes Henze.
(2)	No underwriter, placement manager, broker-dealer, or finder was used in connection with the issuance of the Warrants;
(3)	No commissions or finders' fees were paid in connection with the issuance of the Warrants;
(4)	We did not receive any cash from the issuance of the Warrants (the
Warrants were issued in exchange for the cancellation of the Series C
Preferred Stock);
(5)	We claimed the exemption provided by Section 4(2) of the Securities Act of 1933 since each of the persons who acquired the Warrants were, at the time at which they acquired the Warrants, an officer and/or Director of the Company. As such, we believe each is sophisticated and experienced in business and financial matters, each had unrestricted access to our books and records, each had a full opportunity to ask other members of management any questions and receive answers to said questions, and we took steps that each of them had such disclosures regarding our affairs as would be equivalent to a registration statement. Further, the issuance of the Warrants was undertaken without any advertising or general solicitation and the Warrant certificates are to be issued with a restricted securities legend.

During the three months ended June 30, 2008, the Company issued 108,900,000 shares of its common stock for cash. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

During the three months ended June 30, 2008, the Company issued 31,000,000 shares of its common stock as compensation for consulting services. A charge of $13,200 was recorded for the three months ended June 30, 2008, valued at fair market value, in connection with this transaction. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

During the three months ended June 30, 2008 the Company issued 66,8000,000 shares of common stock in accordance with the terms of the convertible debenture agreement in the form of warrant exercise for total proceeds of . The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

Stock Options
A total of 7,765 stock options were granted to employees, non-employee directors, officers, or consultants during the year ended December 31, 2004. A total of 6,160,000 stock options were granted to employees, non-employee directors, officers, or consultants during the six months ended June 30, 2008 valued at $24,640.

At June 30, 2008, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123R. The compensation cost that has been charged against income for this plan is $24,640 and $0 for the six months ended June 30, 2008 and 2007.


Stock options outstanding and exercisable at June 30, 2008 are as follows

								Options Outstanding
							Weighted Average	Weighted Average
Range of Exercise Price		Shares Outstanding	Exercise Price		Remaining Life
$12,500 to $.004		6,167,765		$.004			3.00

NOTE 6:   EMPLOYMENT AGREEMENTS


We entered into a consulting agreement with Mr. William G. Forhan, a Director, and agreed to pay him the sum of $36,250 within 30 days after the Closing and an amount equal to 12.50% of the net proceeds that we receive (after the bridge loans) from our future efforts to raise additional capital but no more than $62,500 during the 15 month period from and after the Closing. The term of the consulting agreement is nine months.

We entered into a consulting agreement with Mr. Richard David Scott, a Director, and agreed to pay him the sum of $36,250 within 30 days after the Closing and an amount equal to 12.50% of the net proceeds that we receive (after the bridge loans) from our future efforts to raise additional capital but no more than $62,500 during the 15 month period from and after the Closing. The term of the consulting agreement is nine months.


NOTE 7:   COMMITMENTS AND CONTINGENCIES

In addition section 2.4 of the agreement states that the Purchaser, the Seller, and each member of the Review Committee each acknowledge and agree that:

"At Closing, the Purchaser shall be solely liable for the liabilities which shall include an aggregate of twelve thousand seven hundred eighty-five dollars ($12,785) of accrued and unpaid liabilities and the obligations owed to Golden Gate Investors". As a result approximately $1,230,000 of debts associated with discontinued and inactive subsidiaries were assigned to other parties.


NOTE 8- INTERNAL CONTROLS

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports. Presently, we will become subject to compliance with SOX 404 for our fiscal year ending December 31, 2009. The independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. We have yet to begin evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, as presently required. During 2008 we expect to expend significant resources in developing the necessary documentation and testing procedures
required by SOX 404.    In the event we identify significant deficiencies or
material weaknesses in our internal controls that we cannot remedy in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.