Form 10-Q
period 2008-09-30
INVICTA GROUP INC
filed 2008-11-19
CIK 1212570

MB APPROVAL

				OMB Number:          3235-0070
				Expires:     November 30, 2008
				Estimated average burden
				Hours per response	192.00


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 or

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

      2400 East Commercial Boulevard, Suite 618, Fort Lauderdale, FL 3308
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

Large accelerated filer
Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)
Smaller reporting company	X


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes
No	X

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes
No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On November 7, 2008, 501,543,285 shares of the issuer's common stock were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                     MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR INVICTA GROUP, INC., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, RISKS ASSOCIATED WITH A SMALL COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, OUR EXISTING WORKING CAPITAL DEFICIT, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

As used herein, the term "the Company," "we," "us," and "our" refer to Invicta Group, Inc., a Nevada corporation, unless otherwise noted.

                       INVICTA GROUP INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2008
                                  (UNAUDITED)


ASSETS
Current assets:
	Cash and cash equivalents					$29,905
	Accounts receivable						32,099
	Inventory							148,894
	Other current assets						2,805
									-------------
	Total current assets						213,703
									-------------

Other assets								10,000
									-------------
	Total assets							$223,703
									=============
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
	Accounts payable and accrued liabilities			135,028
	Deferred revenue						37,022
	Convertible debentures - Golden Gate				149,285
	Convertible debentures - new					27,813
	Derivative liability						237,500
	Other notes payable						304,959
									-------------
	Total current liabilities					891,607
									-------------

Shareholders' equity (deficit)
	Preferred stock series G par value $.0001, 50,000,000 shares
	 authorized; 5,000,000 issued and outstanding			500
	Preferred stock series H par value $.0001, 50,000,000 shares
	 authorized; 53,332 issued and outstanding			5
	Common stock, par value $ .0001,  1,000,000,000 shares
	 authorized, 387,716,798 issued and outstanding			38,772
	Additional paid in capital					9,732,427
	Accumulated deficit						(10,439,608)
									-------------
	Total shareholders' deficit					(667,904)
									-------------
	Total liabilities and shareholders' deficit			$223,703
									=============

          See accompanying notes to consolidated financial statements

                       INVICTA GROUP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


									2008		2007
									---------------	---------------

Revenues earned								$211,735	$3,460
Cost of sales								189,242
									---------------	---------------
Gross profit								22,492		3,460

Selling, general, and administrative expenses				195,481		331,611
									---------------	---------------

Income (loss) from operations before other income and expense		(172,989)	(328,151)

Other income and (expense)
	Interest expense - related parties				-		(13,252)
	Interest expense						(57,635)	(126,020)
	Valuation allowance on acquired assets				-		-
									---------------	---------------

Net income (loss) before provision for income taxes			(230,624)	(467,423)

Provision for income taxes						-		-
									---------------	---------------

Net income (loss)							$(230,624)	$(467,423)
									===============	===============

Net income (loss) per share weighted average share, basic
	and diluted							($0.00)		($1.52)
									===============	===============

Weighted average shares outstanding, basis and diluted			307,124,851	308,484
									===============	===============


          See accompanying notes to consolidated financial statements

                       INVICTA GROUP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


									2008		2007
									---------------	---------------

Revenues earned								$238,459	$57,473
Cost of sales								189,242		-
									---------------	---------------
Gross profit								49,216		57,473

Selling, general, and administrative expenses				476,710		783,173.00
									---------------	---------------

Income (loss) from operations before other income and expense		(427,494)	(725,700)

Other income and (expense)
	Interest expense - related parties				(3,500)		(15,383)
	Interest expense						(60,580)	(222,594)
	Valuation allowance on acquired assets				(2,000,000)	-
									---------------	---------------

Net income (loss) before provision for income taxes			(2,491,574)	(963,677)

Provision for income taxes						-		-
									---------------	---------------

Net income (loss)							$(2,491,574)	$(963,677)
									===============	===============

Net income (loss) per share weighted average share, basic
	and diluted							($0.02)		($3.99)
									===============	===============

Weighted average shares outstanding, basis and diluted			139,580,211	241,803
									===============	===============


          See accompanying notes to consolidated financial statements

                       INVICTA GROUP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

									2008		2007
									---------------	---------------
Net income (loss)							(2,491,574)	$(963,677)
Adjustments to reconcile net income to net
	cash provided by operating activities:
	Depreciation							3,750		5,625
	Amortization							1,550		26,585
	Stock issued for services					19,610		126,358
	Valuation allowance on purchased asset				2,000,000	-
	Amortization of debt discount					27,813		-
	Changes in assets and liabilities:
	Accounts receivable and prepaid expenses			(32,099)	-
	Advances to affiliates						-		19,386
	Inventory							(148,894)	-
	Other current assets						(2,805)		-
	Other assets							(8,500)		(1,750)
	Accounts payable and accrued liabilities			240,186		339,756
									---------------	---------------
	Total funds provided by operating activities			(390,963)	(447,717)
									---------------	---------------

Capital asset expenditures						-		1,173

Funds provided by financing activities
Proceeds from other notes payable					274,500		393,887
Proceeds from issuance of common stock					140,160		69,176
Proceeds from shareholder notes						-		24,993
Payments on shareholder notes						-		(31,127)
Payments on long term debt						-		(17,005)
									---------------	---------------
	Total funds provided by financing activities			414,660		439,924
									---------------	---------------

	Net change in cash and cash equivalents				23,697		(6,620)

	Cash and cash equivalents, beginning of period			6,209		12,960
									---------------	---------------
	Cash and cash equivalents, end of period			29,905		$6,340
									===============	===============
Additional Cash Flow Information:
	Cash paid during the period for:
	Interest							$4,954		$9,508
									===============	===============
	Income taxes							$-		$-
									===============	===============

Non-Cash Activities:
Stock issued for redemption of Preferred B stock			$-		$175,000
									===============	===============
Stock issued for payment of accounts payable				$-		$38,096
									===============	===============


          See accompanying notes to consolidated financial statements

                      INVICTA GROUP, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2008


NOTE 1.   BASIS OF PRESENTATION

ORGANIZATION AND CAPITALIZATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

With the change in our management, on June 27, 2008, we have taken additional steps to enhance our existing (or older) services and to the extent that we are able, we have added three additional products. The three new products are the following each of which utilizes a website:

(1)	City Book Savings;

(2)	Ticket Hotlink; and

(3)	IMAGE San Diego.

With respect to our existing(or "older") services we have added the ability to actually book all types of travel from our sites like travelhotlink.com with different affiliate programs (Farebuzz, Expedia, hotels.com, hotwire, etc.) and, wherever possible, our goal is to earn commissions by selling travel services through our websites using these affiliate programs.

                      INVICTA GROUP, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2008

We now offer our end users travel and entertainment ticket bookings for hotels, airlines, car rental, cruise packages, sporting events, theater, and concerts, while we offer our business clients an opportunity to advertise on our websites, use our direct mailing product, or our promotions, and marketing products.

SIGNIFICANT ACCOUNTING POLICIES:

In preparing our unaudited consolidated condensed financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Revenue Recognition
The company recognizes revenue the following ways:

1.	For Travel related products and services revenue is recognized when it is purchased.

2.	For City Book Savings products revenue is recognized when the marketing books are printed.

3.	For Ticket Hotlink revenue is recognized when the event the ticket correlates to takes place.

4.	For any event promotions or marketing revenue will be recognized when the event occurs.


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

The Company has incurred losses of approximately $10,353,677 since inception and the Company had negative working capital of $677,904 at September 30, 2008. These factors raise doubt about the Company's ability to continue as a going concern.

                      INVICTA GROUP, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2008

Management believes that it will be able to generate cash sufficient to support its operations. Management believes that it can generate this cash and ultimately profits from the revenues created from their multiple products and services.

In addition to the assumption regarding increased revenues, the Company's management has raised approximately $274,500 during the three months ended September 30, 2008 in funding from its securities purchase agreement with Golden Gate Investors, Inc, along with additional investors buying convertible notes. Invicta estimates it will need $300,000 additional funding for working capital over the next twelve months.

Management feels that its increase revenues from all its products and services, its equity and financing plans and the revenues from the new products and services offered will provide the working capital to allow it to continue as a going concern. However, there can be no assurances the Company will be successful in its efforts to secure additional equity funding, financing or attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


NOTE 4 - EQUITY

During the three months ended September 30, 2008 the Company issued 161,750,915 shares of common stock in accordance with the terms of the convertible debenture agreement with Golden Gate in the form of warrant exercise for total proceeds of $20,100. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

Stock Options
A total of 7,765 stock options were granted to employees, non-employee directors, officers, or consultants during the year ended December 31, 2004. A total of 6,160,000 stock options were granted to employees, non-employee directors, officers, or consultants during the nine months ended September 30, 2008 valued at $24,640.

At September 30, 2008, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123R. The compensation cost that has been charged against income for this plan is $24,640 and $0 for the nine months ended September 30, 2008 and 2007.


Stock options outstanding and exercisable at September 30, 2008 are as follows

                      INVICTA GROUP, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2008

								Options Outstanding
							Weighted Average	Weighted Average
Range of Exercise Price		Shares Outstanding	Exercise Price		Remaining Life
$12,500 to $.004		6,167,765		$.004			3.00

NOTE 5 - DEFERRED REVENUE
Deferred revenue consists of City Book Savings pre-sells advertising for future direct mailing marketing books which are booked as deferred revenue until the books are printed and mailed out.


NOTE 6 - DUE TO RELATED THIRD PARTY

Invicta group has hired IMAGE Worldwide as a management and marketing company in an effort to help increase product awareness and reduce expenses. Invicta rents space from IMAGE in Chicago (and maintains 1 office in Las Vegas), leases some employees, purchases some supplies and inventory, and IT solution services. IMAGE helps negotiate deals for printing, mailing, distribution, supplies, labor, and other expenses to help reduce overall costs. Invicta has pre-sold advertising for the City Book Savings direct mailing books to be printed, mailed, and distributed in the fourth quarter and has pre-paid IMAGE for printing, mailing, distributing expenses, along with some employee, supplies, and inventory expenses. IMAGE Worldwide is a company that is controlled by Invicta Group, Inc. CEO and president. Invicta Group, Inc. At September 30, 2008 a total of $212,500 has been advanced to IMAGE Worldwide all which has been expensed in connection with services provided.

NOTE 7 - CONVERTIBLE DEBENTURES - NEW

During the three months ended September 30, 2008, Invicta entered into an agreement with various investors for funding. Invicta Group, Inc. issued convertible debentures totaling $237,500.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FASB 133"), we determined that the conversion feature of the convertible debentures meet the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. Due to provisions of the convertible debentures, the debt does not meet the definition of "conventional convertible debt" because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the debenture, conversion feature and the warrants will be allocated based on their fair

                      INVICTA GROUP, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2008

values utilizing the Black-Scholes valuation model. The amount allocated as a discount on the convertible debentures for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the convertible debentures. The convertible debentures are convertible into the number of our shares of common stock at a price equal to the principal amount of the debentures being converted multiplied (i) $0.06 or (ii) 100% of the average of the three lowest volume weighted average prices during the 20 trading days prior to the holders election to convert. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted.

The $237,500 face amount of the new convertible debentures outstanding as of September 30, 2008 was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in these convertible debentures resulted in an initial debt discount of $237,500. At September 30, 2008, we revalued this derivative liability, For the nine months ended September 30, 2008 the derivative liability remained at $237,500. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the debenture and the conversion feature were allocated based on their fair values. The amount allocated as a discount on the convertible debentures for the value of the conversion feature will be amortized to interest expense, using the effective interest method, over the term of the convertible debentures. For the nine months ended September 30, 2008, amortization of the discount on debenture amounted to $27,813 which is included in interest expense.

The convertible debenture liability is as follows at September 30, 2008:

Convertible debentures payable 	 		$237,500
Less: unamortized discount on debentures	(27,813)

Convertible debentures, net 	 		$209,687


NOTE 8 - INTERNAL CONTROLS

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

                      INVICTA GROUP, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2008

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

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"). The purpose of FSP FAS 157-3 was to clarify the application of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), for a market that is not active. It also allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. FSP FAS 157-3 did not change the objective of SFAS 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Our adoption of FSP FAS 157-3 for the period ended September 30, 2008 did not have a material effect on our financial position, results of operations, cash flows or disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background


Our company has historically developed and marketed products to the travel and entertainment industry.

In recent years we have been focused on developing and marketing certain websites for the travel and entertainment industries and thereby generate advertising revenues from companies in the form of tile ads, banner ads, and offer ads on our home pages and internal pages. We have also marketed email newsletters to approximately 24 million people through dedicated and newsletter emails. This business remains a core part of our strategy.

However, with the change in our management, on June 27 2008, we have taken additional steps to enhance our existing services and to the extent that we are able, we have added three additional products that may help us improve our marketing abilities which may allow us an opportunity to increase our revenues and profits. The three new products are the following each of which utilizes a website:

(1)	City Book Savings;

(2)	Ticket Hotlink; and

(3)	IMAGE San Diego.

With respect to our existing services we have added the ability to actually book all types of travel from our sites like travelhotlink.com with different affiliate programs (Farebuzz, Expedia, hotels.com, hotwire, etc.) and, wherever possible, our goal is to earn commissions by selling travel services through our websites using these affiliate programs.

With respect to our three new products, we are working to implement our strategies for each of them.

City Book Savings

The first, City Book Savings is designed as a high-end f four-color glossy direct mailing marketing book that we pre-sold advertising during the third quarter 2008 and, if current market conditions allow, we plan to launch this product in the fourth quarter 2008. Each book is a 4" x 6" perfect bound hard cover book featuring magazine quality ads with incentives to some of the most exclusive businesses in a city's most affluent areas. Our goal is to market this product, City Book Savings, so that it achieves a 100% saturation of local neighborhood markets via direct mailing.

Currently, Chicago is the first city where we have marketed the City Book Savings product. However, if market conditions allow and if we are able, we intend to market the City Book Savings in other metropolitan areas as well.

To the extent that we are able, we may seek to add advertising opportunities on the CityBookSavings website as well. We view this venture as having similarities to a mini magazine upscale coupon book with each quarterly coupon book offerings of discount coupons for restaurants, automobile service providers, clothing stores, lounges, health clubs, and the like. If we are successful, we anticipate that we may be able to utilize the direct mailing of these books to also cross-promote the marketing of travel services and our travel-oriented web sites as well.

Initially and in an effort to develop our plans further, we plan to undertake
the offering of these coupon books in one zip code area initially.   If these
are successful and if we are able, our plan is to saturate that geographic market by mailing the "City Book Savings" book to every address in the zip code and, as circumstances allow, we plan to enter other zip code market areas depending on sales efforts in other zip code markets.

Tickethotlink.com

Tickethotlink.com is also a new division of our company that we launched in September of 2008. This website and division offers additional ticket sales where online users can search 1000's of venues for 100,000's of tickets for sporting events, concerts, and other special events. To the extent that we are able, we intend to crosspromote Tickethotlink.com with Travelhotlink.com and the other hotlink sites. We anticipate that this internet website product will be designed to offer travelers or anyone that comes to the site the opportunity to buy tickets to any sporting event, concert, or special event around the country. The software and associations we plan to use is designed so as to allow us to market and sell tickets to potentially thousands of events on consignment basis in exchange for commissions earned on ticket sales originating or through our website.

IMAGE San Diego

Finally, IMAGE San Diego is a new division that we launched in September 2008. IMAGE San Diego is currently a marketing, media, and event planning division and no revenues are currently generated by this division

When it becomes operational, we anticipate that IMAGE San Diego may allow us to cross-promote our travel and ticketing services. If these efforts to develop IMAGE San Diego are successful, we intend to establish a companion website, IMAGEsandiego.com, and also develop a magazine to be titled as,Image San Diego Magazine. These and other plans may change and are subject to our continuing review of market conditions and the overall economy. Recent economic developments have increased the level of uncertainty in our market and in related industry segments. For these and other reasons cited in this Form 10-Q, we may revise, reduce, or delay our plans in light of our circumstances and our perception of market conditions.

While we believe that these business markets continue to offer revenue opportunities for us, we continue to look for opportunities to improve and further enhance the content and functionality of our websites and, at the same time, to take whatever steps that we can to increase the amount of internet traffic at these sites by crosspromoting our current sites and email lists while we try to sell to more potential clients.


By launching these three new products and services and sharing all our resources we believe that we may be better positioned in our markets which may allow us to offer additional products and services to our rapidly growing database and utilize the business model of sharing resources to cross-promote, cross- market, and crosssell additional products and services. We now offer our end users travel and entertainment ticket bookings for hotels, airlines, car rental, cruise packages, sporting events, theater, and concerts, while we offer our business clients an opportunity to advertise on our websites, use our direct mailing product, or our promotions, and marketing products.


We continue to assess and evaluate the marketing channels utilized in the travel and entertainment industry. In so doing we may, as our financial resources and opportunities allow, consider other possible acquisition
opportunities in the travel and entertainment industry.   As market conditions
and our financial circumstances allow, we may also change and refine our websites and the marketing efforts that we take which may serve to increase our online traffic at our websites and overall database that may allow us to offer other products and services in the future.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues for the nine months ended September 30, 2008 (the "First Nine Months 2008") were $ 238,459 compared with $57,473 for the nine months ended September 30, 2007 (the "First Nine Months 2007").

This represents an increase of $180,986 or approximately 314.91% from the First Nine Months 2007. . The increase is primarily the result of the additional products and services that we added during the First Nine Months of 2008 and improvements that we made in the products that we offer. In addition, additional revenues were generated by additional advertising and marketing that we completed during the First Nine Months 2008 compared to the
First Nine Months 2007.   While we believe that we may be able to achieve
further increases in our revenues in the future, we cannot assure you that our efforts will be successful or that these increases represent any certain future trend.

Operating expenses for the First Nine Months 2008 were $ 476,710 compared with $ 783,173 for the First Nine Months 2007. This represents a decrease of $306,463 from the $783,173 or a 39.13% decline from that recorded during the First Nine Months 2007. The decrease is primarily due to the reduced expenses that we realized as a result of closing one office (our office in Florida) and the resulting reduction in staff and other associated expenses. At the same time, we focused our resources on areas where we believe there may opportunities to grow our revenues by adding additional products and services.

Net other income/expense was an expense of $2,064,080 for the First Nine Months 2008 which is attributed to a $2,000,000 valuation allowance on acquired assets and interest expense, compared with net other expense of $237,977 for the First Nine Months 2007. This represented an increase of $1,826103 or an increase of about 767.34% above the First Nine Months 2007. The increase is primarily attributable to the valuation allowance on acquired assets which we believe is a non-recurring expense associated with our purchase of assets

The Net Loss for the First Nine Months 2008 was $2,491,574, compared with a net loss of $963,677 for the First Nine Months 2007 . This represents a an increase of $1,527,897 or about 158.55% from the net loss recorded during the First Nine Months 2007. This increase in our Net Loss is primarily attributable to the valuation allowance on acquired assets which we believe is a non-recurring expense associated with our purchase of assets.


Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues for the three months ended September 30, 2008 ("Third Quarter 2008") were $ 211,735 compared with $3,460 for the three months ended September 30, 2007 ("Third Quarter 2007").

This represents an increase of $208,275 or an increase of about 6,019.51% from the revenues we recorded in the Third Quarter 2007. The increase is due primarily to our efforts in bringing in new management to add on additional products and services which served to help increase our overall revenue.
While we are pleased with this dramatic increase, we do not anticipate that this level of increase will continue as a trend. Any continued increases in revenues will, in large part, be determined by our ability to successfully implement our strategies and market conditions and the level of advertising and marketing expenditures in the overall economy. Given current economic uncertainties and reduced advertising expenditures in some sectors, the level of our future revenues can not be predicted.

Operating expenses for the Third Quarter 2008 were $195,481 compared with $331,611 for the Third Quarter 2007. This represents a decrease of $136,130 or a decrease of about 41.05% from the operating expenses we recorded in the Third Quarter 2007. The decrease in operating expenses from Third Quarter 2007 to Third Quarter 2008 resulted primarily from additional variable costs which increased with the increase in our revenues during this period off set by the reduced expenses that we realized as a result of closing one office (our office in Florida) and the resulting reduction in staff and other associated expenses.

We recorded Net other income and expense of $57,635 for the Third Quarter 2008 compared with net other expense of $139,272 for the Third Quarter 2007, a decrease of $81,637 or a decrease of about 58.62%. The decrease is largely attributable to a decrease in interest expense.

The net loss for the Third Quarter 2008 was $230,624 compared with a net loss of $467,423 for the Third Quarter 2007, which represents a decrease of $236,799 or a decline of about 50.66%.

The decline was principally the result of management efforts to evaluate our existing product lines, marketing channels, and cost structures. While we are pleased with our improved operating performance during the Third Quarter 2008 and we do not certain that these cost reductions can be continued, we are fully aware that we need to consistently review and carefully evaluate our plans and strategies to ensure that our product offerings meet with consumer acceptance.

Liquidity and Capital Resources
We had a working capital deficit of $677,904 as of September 30, 2008. Our working capital deficit (defined as the amount by which Total Current Liabilities exceeded Total Current Assets) presents serious and significant risks to our liquidity and our overall ability to meet our financial obligations. This deficit also directly and adversely impacts our ability to meet commitments to vendors and, indirectly, on our ability to meet our obligations to our customers. To that extent, we face serious limitations on our ability to implement our business plan but more critically, we are constrained by these serious financial difficulties.

We are taking steps to limit capital expenditures and, as circumstances and opportunities allow, to restrict operating expenditures so as to ensure that proposed expenditures are fully evaluated. To the extent that we are able to do so and as market conditions

On a going-forward basis, we anticipate that we may need to raise significant additional equity or debt capital to reduce our working capital deficit. While we have had discussions with persons who may have an interest and an ability to provide us with additional equity or debt capital, we have not received any commitment from any of these persons at this time. As a result, there can be no assurance that we will receive any equity or debt capital or if any additional capital is obtained, that we will obtain a sufficient amount of additional equity or debt capital on a timely basis or that the terms of such additional capital that we receive will be reasonable in light of our existing circumstances. For these and other reasons, there can be no assurance that our existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

We require additional funding to implement our business plan. Advertising, marketing, and promotional efforts to increase the stature and traffic volume to our web sites will require significant financial expenditures and likely lead to losses and negative cash flow for a some time period. If we are not successful in obtaining additional capital, we may have to curtail some or all operations or postpone plans indefinitely.

We have limited management and limited staff resources to manage our business.

We have one officer and one director, Paul Sorkin and we have no present plans to increase our management and staff at the present time. While we believe that this policy is prudent and appropriate in our circumstances, the lack of additional officers, directors, and additional support staff serves to limit our ability to conduct in-depth evaluations of our business, our strategy, our competitive environment, and other critical aspects of our business. As a result, we may not be successful in correctly identifying competitive and industry trends or, for that matter, in developing strategies that will respond effectively to the ever-changing competitive environment.

We have no "key man" life insurance on the life of Paul Sorkin .

Currently, we maintain no "key man" life insurance on the life of Paul Sorkin and we have no plans to purchase any such insurance in the future. In the event that Mr. Sorkin becomes ill or incapacitated or in the event of his death, we may be exposed to significant and protracted losses.

We have a serious working capital deficit.

As of September 30, 2008, we had a working capital deficit of $677,904 (defined as the amount by which Total Current Liabilities exceed Total Current Assets). This deficit presents serious and significant risks to our liquidity and our overall ability to meet our financial obligations. This deficit also directly and adversely impacts our ability to meet commitments to vendors and, indirectly, on our ability to meet our obligations to our customers. To that extent, we face serious limitations on our ability to implement our business plan, but more critically, we are constrained and without additional equity or debt capital, we may face serious financial difficulties. Thus, although we are taking steps to limit capital and operating expenditures and we are hopeful that we may be successful in raising additional equity or debt capital, there can be no assurance that we will be successful in reducing or eliminating our working capital deficit or if we do so, that we can do so on a timely basis at a cost that is reasonable in light of our current circumstances.

Risks Related to the Company's Common Stock

Our Common Stock is traded on a limited and sporadic basis and the price of our Common Stock is much lower than that of other common stocks of other smaller public companies.

Our Common Stock is traded on the Electronic Bulletin Board only on a limited and sporadic basis. To the extent that we are able we will take steps that may allow the stock to achieve greater liquidity and tradability in the market, our stock price is trading level is much lower than that of other smaller public companies. This will likely continue to limit the attractiveness of our Common Stock and also limit the interest that investors and the overall market may have in our Common Stock. For these and other reasons, we cannot assure you that our stock will ever increase in value.

We have issued and outstanding a significant number of Common Stock Purchase Warrants and Options and shares of Preferred Stock. These securities will dilute and limit the rights and influence of the holders of our Common Stock.

As a result of our past financing activities, our past compensation arrangements with our officers, and the recent acquisition of the "City Book Savings" assets from Image Worldwide, Inc., we have outstanding 5,000,000 shares of our Series G Preferred Stock (each with 1,000 votes per share), 53,332 shares of our Series H Preferred Stock, together with 5,000,000 Common Stock Purchase Warrants, and 6,160,000 Common Stock Purchase Options. These outstanding securities together with any shares of our Common Stock that are issued upon conversion of the $320,671 Promissory Note previously issued to a former director, William G. Forhan (and which has been assigned) together with the amounts we owe to Golden Gate Investors, may result in a large increase in our Common Stock, further dilution to our existing stockholders, and a further diminution in the extent of control and influence that our existing stockholders have over the Company's affairs.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2008, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3)	Limited Financial Resources and Future Dilution

	We are a small company and we have limited financial resources. While we believe that we have some growth opportunities, we cannot assure you that we will be successful in obtaining additional financial resources to meet our financial needs or, we are successful in doing so, that we can obtain such financial resources on terms that are reasonable in light of our current financial circumstances. Further, the existing debt securities that we have issued, including, but not limited to the note previously issued to William G. Forhan (and later assigned to Falcon Financial) and the convertible debt issued to an institutional investor will result in our issuance of additional shares of our Common Stock which will further dilute our existing stockholders.

4)	Control by Image Worldwide, Inc.

	As a result of the Agreement with Image Worldwide, Inc., on June 27, 2008 control over our Company passed to Image Worldwide, Inc., a Colorado corporation. The Chief Executive Officer of Image Worldwide, Inc. is Paul Sorkin who is also currently our President, Chief Executive Officer and Chairman of the Board. Since Image Worldwide, Inc. owns 5,000,000 shares of our newly-designated Series G Preferred Stock and each share has the right to 1,000 voting rights and to vote and on all matters submitted to the holders of our Common Stock, they effectively hold 91.19% of the outstanding voting rights . On this basis, persons who acquire our common stock have no real ability to have any influence or control over the Company, its affairs, or its future direction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2008 the Company issued 161,750,915 shares of common stock in accordance with the terms of the convertible debenture agreement with Golden Gate in the form of warrant exercise for total proceeds of $20,100. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were deemed to be sophisticated with regard to an investment in the Company.

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


			INVICTA GROUP, INC.



Date:  November 19, 2008		BY: /s/ Paul Sorkin
 						PAUL SORKIN
 						Chief Executive Officer


Date:  November 19, 2008		BY: /s/ Paul Sorkin
						PAUL SORKIN
 						Chief Financial Officer